Form 10-K
period 2021-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2022-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2021
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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2021 was $686.1 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2022 was 17,884,007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2022.

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of the COVID-19 pandemic on our business operations and credit quality and on general economic and financial market conditions, as well as our ability to respond to the related challenges; our participation in the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”); results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

At December 31, 2021, CTBI had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at December 31, 2021 was $698.2 million.  Trust assets under management at December 31, 2021 were $3.6 billion, including CTB’s investment portfolio totaling $1.5 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage and insurance services.

CTBI has supported numerous community organizations through financing projects for affordable housing, economic development, and revitalization of distressed and underserved areas.  CTB’s community development lending totaled over $32 million for the year 2021.  Also during 2021, CTBI made contributions totaling over $344 thousand to aid low and moderate income families and communities, encourage economic development, and provide relief to those impacted by natural disasters throughout our footprint and beyond.  Our employees served over 1,100 hours throughout the year with organizations that provide affordable housing and other services to low and moderate income families, encourage economic development for small businesses and farms, and respond to natural disasters.

COMPETITION

CTBI’s subsidiaries face substantial competition for deposit, credit, trust, wealth management, and brokerage relationships in the communities we serve.  Competing providers include state banks, national banks, thrifts, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, brokerage companies, and other financial and non-financial companies which may offer products functionally equivalent to those offered by our subsidiaries.  As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our market areas.  Many of our nonbank competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.  In addition, competition for quality customers has intensified as a result of changes in regulation, consolidation among financial service providers, and advances in technology and product delivery systems.  Many of these providers offer services within and outside the market areas served by our subsidiaries.  We strive to offer competitively priced products along with quality customer service to build customer relationships in the communities we serve.

The United States and global markets, as well as general economic conditions, have been volatile.  Larger financial institutions could strengthen their competitive position as a result of ongoing consolidation within the financial services industry.

Banking legislation in Kentucky places no limits on the number of banks or bank holding companies that a bank holding company may acquire.  Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the bank or bank holding company to be acquired.  Bank holding companies continue to be limited to control of less than 15% of deposits held by federally insured depository institutions in Kentucky (exclusive of inter-bank and foreign deposits).  Competition for deposits may be increasing as a consequence of Federal Deposit Insurance Corporation (“FDIC”) assessments shifting from deposits to an asset based formula, as larger banks may move away from non-deposit funding sources.

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 18 to the consolidated financial statements contained herein for additional information regarding concentrations of credit.

We do not engage in any operations in foreign countries.

HUMAN CAPITAL

We recognize the long-term value of a highly skilled, dedicated workforce, with an average tenure of over 10 years, and are committed to providing our employees with opportunities for personal and professional growth, whether it is by providing reimbursement of educational expenses, encouraging attendance at seminars and in-house training programs, or sponsoring memberships in local civic organizations.

Our employees recognize the long-term benefit of working with our organization as evidenced by the 18% of our employees who have more than 20 years of service.  Our employees participate in numerous coaching, training, and educational programs, including required periodic training on topics such as ethics, privacy regulations, anti-money laundering, and UDAAP (Unfair, Deceptive, or Abusive Acts or Practices).  Additionally, CTBI makes online training available to employees.  Employees also have the opportunity to utilize programs that provide skill development online with over 8,000 varied courses, including topics in banking, finance, computers, customer service, sales, management, and personal skills such as time management, project management, and communication skills.

In addition to classes provided by our training department, employees also have the opportunity to work on their skill development through attending secondary education courses.  These are funded through our Educational Assistance Program.

As of December 31, 2021, CTBI and our subsidiaries had 974 full-time equivalent employees.  Females comprise 74% of our workforce, and 58% of our managerial positions (supervisor or above) are held by females.  This includes 65% of our branch managers, 35% of our market presidents, and 29% of our senior vice presidents.  At the time of this filing, our Board of Directors is 20% female.

CTBI offers our employees competitive compensation, as well as a highly competitive benefits package.  A retirement plan, an employee stock ownership plan, group life insurance, major medical insurance, a cafeteria plan, education reimbursement, and management and employee incentive compensation plans are available to all eligible personnel.

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

During the recent COVID-19 pandemic, CTBI has taken many steps to protect the safety of our employees by adjusting branch operations and decreasing lobby usage as needed, encouraging drive-thru and ATM use along with internet banking, having employees work remotely or work split-shifts when necessary, implementing social distancing guidelines, and consolidating operations.  Management has also put a policy in place to continue to pay employees when they are required to be quarantined due to a positive COVID-19 test or exposure to COVID-19.

SUPERVISION AND REGULATION

General

As a registered bank holding company, we are restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and are subject to actions of the Board of Governors of the Federal Reserve System thereunder.  We are required to file an annual report with the Federal Reserve Board and are subject to an annual examination by the Board.

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

Deposits of CTB are insured up to applicable limits by the FDIC, which subjects banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

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

Community Trust Bancorp, Inc.
Mark A. Gooch
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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management has elected to use the CBLR framework for CTBI and CTB.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.  CTBI’s CBLR ratio as of December 31, 2021 was 13.00%.  CTB’s CBLR ratio as of December 31, 2021 was 12.42%.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Unemployment rates in our rural markets remain high compared to the national average.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  High levels of unemployment and depressed real estate asset values in certain of the markets we serve would likely prolong the economic recovery period in our market area.  Also, our growth within certain of our markets may be adversely affected by inconsistent access to high speed internet, and the lack of population and business growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

We originate residential loans for sale and for our portfolio. The origination of loans for sale is designed to meet client financing needs and earn fee income. The origination of loans for sale is highly dependent upon the local real estate market and the level and trend of interest rates.  Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn.  While our commercial banking, construction, and income property loan portfolios remain a significant portion of our activities, high interest rates may reduce our mortgage-banking activities and thereby our income.  In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated.  This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated.  If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

We consider interest rate risk one of our most significant market risks. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates.  Consistency of our net interest revenue is largely dependent upon the effective management of interest rate risk.  We employ a variety of measurement techniques to identify and manage our interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates.  The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain financial assets and liabilities.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

Originating and underwriting loans are integral to the success of our business.  This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans.  Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:
•	The length and severity of downturns in the local economies in which we operate or the national economy;
•	The length and severity of downturns in one or more of the business sectors in which our customers operate, particularly the automobile, hotel/motel, and residential development industries; or
•	A rapid increase in interest rates.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2021, commercial real estate residential loans comprised approximately 10% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2021, commercial real estate nonresidential loans comprised approximately 22% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2021, hotel/motel loans comprised approximately 8% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2021, other commercial loans comprised approximately 12% of our total loan portfolio.  SBA Paycheck Protection Program loans, as discussed below in the COVID-19 Risks section, comprise approximately 12% of our other commercial loan portfolio and 1% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2021, consumer loans comprised approximately 23% of our total loan portfolio. As of December 31, 2021, approximately 80% of our consumer loans and 18% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process complies with applicable consumer protection law and regulations.

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

As of December 31, 2021, approximately 65% of our loan portfolio was secured by real estate, with approximately 40% of the portfolio consisting of commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

Competition
Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense.  We compete for clients by offering excellent service and competitive rates on our loans and deposit products.  The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms.  Competition arises from institutions located within and outside our market areas.  As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-bank institutions are able to attract funds and provide lending and other financial services without offices located in our market areas.  As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer.  With the increased consolidation in the financial industry, larger financial institutions may strengthen their competitive positions.  In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin.  As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods to those which historically involved banks.  For example, consumers can now hold funds that would have been held as bank deposits in mutual funds, brokerage accounts, general purpose reloadable prepaid cards, or cyber currency.  In addition, consumers can complete transactions, such as paying bills or transferring funds, directly without utilizing the services of a bank.  The process of eliminating banks as intermediaries (known as disintermediation) could result in the loss of fee income, as well as the loss of deposits and the income that might be generated from those deposits.  The related revenue reduction could adversely affect our financial condition, cash flows, and results of operations.

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

Third party vendors provide key components of our business infrastructure, such as processing, internet connections, and network access.  While CTBI has selected these third party vendors carefully through our vendor management process, we do not control their actions and generally are not able to obtain satisfactory indemnification provisions in our third party vendor written contracts.  Any problems caused by third parties or arising from their services, such as disruption in service, negligence in the performance of services or a breach of customer data security with regard to the third parties’ systems, could adversely affect our ability to deliver services, negatively impact our business reputation, cause a loss of customers, or result in increased expenses, regulatory fines and sanctions, or litigation.

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

Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks regarding our customers and their accounts.  To provide these products and services, we use information systems and infrastructure that we and third party service providers operate.  As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations, and guidance, as well as to our own internal privacy and information security policies and programs.

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

Any future acquisitions or mergers by CTBI or our banking subsidiary are subject to approval by the appropriate federal and state banking regulators.  The banking regulators evaluate a number of criteria in making their approval decisions, such as:
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

We have a long history of acquiring financial institutions and, subject to regulatory approval, we expect this acquisition activity to resume in the future.  Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into CTBI and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities.  Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services.  Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of CTBI, including the conversion of the acquired entity’s core operating systems, data systems, and products to those of CTBI and the standardization of business practices.  Complications or difficulties in the conversion of the core operating systems, data systems, and products of these other banks to those of CTBI may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us, and/or reduced cost savings resulting from the merger activities.

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

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet our deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could reduce our access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of our depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Legal, Legislation, and Regulation Risks

Risks Related to Regulatory Policies and Oversight
The banking industry is heavily regulated, and our business may be adversely affected by legislation or changes in regulatory policies and oversight.

The earnings of banks and bank holding companies such as ours are affected by the policies of regulatory authorities, including the Federal Reserve Board, which regulates the money supply.  Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.  These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.  The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

In recent years, federal banking regulators have increased regulatory scrutiny, and additional limitations on financial institutions have been proposed or adopted by regulators and by Congress.  Moreover, banking regulatory agencies have increasingly over the last few years used authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to alleged unfair or deceptive acts or practices by banks to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law.  The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect our practices, growth prospects, and earnings.  In particular, there is no assurance that governmental actions designed to stabilize the economy and banking system will not adversely affect our financial position or results of operations.

From time to time, CTBI and/or our subsidiaries may be involved in information requests, reviews, investigations, and proceedings (both formal and informal) by various governmental agencies and law enforcement authorities regarding our respective businesses.  Any of these matters may result in material adverse consequences to CTBI and our subsidiaries, including adverse judgements, findings, limitations on merger and acquisition activity, settlements, fines, penalties, orders, injunctions, and other actions.  Such adverse consequences may be material to the financial position of CTBI or our results of operations.

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

We are required to maintain certain minimum amounts and types of capital and may be subject to more stringent capital requirements in the future. A failure to meet applicable capital requirements could have a material adverse effect on our financial condition and results of operations.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain.  From time to time, banking regulators change these regulatory capital adequacy guidelines.  See Item 1 above for additional information regarding current capital requirements.  A failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial condition and results of operations.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon subsequent waves of infection or future developments.  As a result, the demand for our products and services has been, and is expected to continue to be, significantly impacted.  Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolio and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn.  In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.  Our business operations have been disrupted, and may also be disrupted in the future, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations, and/or disruptions.  Furthermore, our business operations have been, and may again in the future be, disrupted due to vendors and third party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

In response to the pandemic, we provided financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts.  These programs included payment deferrals and forbearances for both commercial and retail borrowers.  We also temporarily suspended all residential foreclosure activity.  If not effective in mitigating the effect of the COVID-19 pandemic on our customers, these actions may adversely affect our business and results of operations more substantially over a longer period of time.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.  Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown and during which time the U.S. may experience a recession.  As a result, our business may be materially and adversely affected during this recovery.  Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this Section 1A. entitled “Risk Factors” and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches, and technology interruptions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and our subsidiaries as of December 31, 2021:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
*	Pikeville Market (lease land at 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land at 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market (lease land at 1 owned location)	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land at 2 owned locations)	3	0	3
	3 locations in Perry County, Kentucky
*	Lexington Market (lease land at 3 owned locations)	4	2	6
	6 locations in Fayette County, Kentucky
	Winchester Market	2	0	2
	2 locations in Clark County, Kentucky
	Richmond Market (lease land at 1 owned location)	3	0	3
	3 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
	Versailles Market (lease land at 2 owned locations)	1	4	5
	1 location in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 2 locations in Scott County, Kentucky
*	Danville Market (lease land at 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky

* Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	0	3
2 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	69	10	79
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	70	10	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

Versailles Main location is in progress and expected to open in April 2022, and a new Georgetown location is expected to open in the fourth quarter 2022.  See notes 7 and 15 to the consolidated financial statements contained herein for the year ended December 31, 2021, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Mark A. Gooch; 63	Vice Chairman, President, and Chief Executive Officer	1997	(2)	Vice Chairman, President, and CEO of Community Trust Bancorp, Inc.

Larry W. Jones; 75	Executive Vice President	2002		Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

James B. Draughn; 62	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

Kevin J. Stumbo; 61	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Ricky D. Sparkman; 59	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

Richard W. Newsom; 67	Executive Vice President	2002	(3)	Executive Vice President/ President of Community Trust Bank, Inc.

James J. Gartner; 80	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 65	Executive Vice President	2004	(4)	Executive Vice President/ Chief Internal Audit & Risk Officer

D. Andrew Jones; 59	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

Andy D. Waters; 56	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 47	Executive Vice President and Secretary	2014	(5)	Executive Vice President/ Senior Staff Attorney

David Tackett; 56	Executive Vice President	2022	(6)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2022.

(2)
Mr. Gooch became President of Community Trust Bancorp, Inc. on July 27, 2021 and assumed the additional positions of Vice Chairman and Chief Executive Officer of CTBI effective February 7, 2022, upon the retirement of Jean R. Hale.  Mr. Gooch retained his previous position as Chief Executive Officer of Community Trust Bank, Inc. and assumed the additional roles of Chairman of Community Trust Bank, Inc. and Chairman of Community Trust and Investment Company also effective with Ms. Hale’s retirement on February 7, 2022.

(3)	Mr. Newsom became President of Community Trust Bank, Inc. on February 7, 2022. He previously served as President of the Eastern Region of Community Trust Bank, Inc.

(4)	Mr. Jameson is a non-voting member of the Executive Committee.

(5)	Mr. Hancock became Secretary of Community Trust Bancorp, Inc. on February 7, 2022.

(6)
Mr. Tackett became Executive Vice President of Community Trust Bancorp, Inc. and President of the Eastern Region of Community Trust Bank, Inc. on February 7, 2022.  He previously held the position of President of the Floyd, Knott, and Johnson Market of Community Trust Bank, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2022, there were approximately 7,900 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.53 per share to $1.57 per share during 2021.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 31.8%; however, the 10 year average dividend payout ratio has been 44.31%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements contained herein for the year ended December 31, 2021.

Stock Repurchases

CTBI did not acquire any shares of stock through the stock repurchase program during the year 2021.  CTBI repurchased 32,664 shares of its common stock during 2020, leaving 1,034,706 shares remaining under CTBI's current repurchase authorization.  For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2016 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2016	2017	2018	2019	2020	2021
Community Trust Bancorp, Inc.	100.00	97.58	84.92	103.17	85.34	104.06
NASDAQ Stock Market (U.S.)	100.00	121.38	114.78	150.55	182.57	229.84
NASDAQ Bank Stocks	100.00	118.39	98.98	135.78	118.40	162.58

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2021, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at December 31, 2021 was $698.2 million.  Trust assets under management at December 31, 2021 were $3.6 billion, including CTB’s investment portfolio totaling $1.5 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage, and insurance services.  For further information, see Item 1 of this annual report.

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2022.  Rather, the goals represent a range of target performance for 2022.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2021 Goals	2021 Performance	2022 Goals
Basic earnings per share	$3.76 - $3.92	$4.94	$4.15 - $4.31
Net income	$67.1 - $69.8 million	$87.9 million	$74.1 - $77.1 million
ROAA	1.30% - 1.35%	1.63%	1.35% - 1.40%
ROAE	9.88% - 10.28%	12.88%	10.18% - 10.59%
Revenues	$209.6 - $218.1 million	$223.5 million	$216.0 - $224.8 million
Noninterest revenue as % of total revenue	24.00% - 26.00%	27.05%	24.00% - 26.00%
Assets	$5.04 - $5.35 billion	$5.42 billion	$5.42 - $5.75 billion
Loans	$3.48 - $3.63 billion	$3.41 billion	$3.41 - $3.55 billion
Deposits, including repurchase agreements	$4.30 - $4.47 billion	$4.62 billion	$4.63 - $4.82 billion
Shareholders’ equity	$682.6 - $710.5 million	$698.2 million	$ 733.5 - $763.4 million

Results of Operations and Financial Condition

We reported earnings of $87.9 million, or $4.94 per basic share, for the year ended December 31, 2021 compared to $59.5 million, or $3.35 per basic share, for the year ended December 31, 2020.  We experienced a $12.1 million increase in net interest income, a $5.9 million increase in noninterest income, and a $22.4 million decrease in provision for credit losses during the year.  Our effective income tax rate increased for the year as a result of the Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.  Our effective income tax rate for the year 2021 was 21% compared to 15% for the year 2020.

2021 Highlights

❖
Net interest income for the year ended December 31, 2021 increased $12.1 million, or 8.0%, from December 31, 2020 with a 12 basis point decrease in our net interest margin and a $553.8 million increase in average earning assets.

❖
CTBI experienced a recovery of provision for credit losses of $6.4 million for the year ended December 31, 2021 compared to a provision for credit losses of $16.0 million for the year ended December 31, 2020.

❖	Our loan portfolio decreased $145.4 million, or 4.1%, from December 31, 2020. Loans excluding PPP loans increased $59.9 million during the year.

❖
CTBI experienced a net recovery of loan losses of $0.1 million for the year ended December 31, 2021 compared to net charge-offs of $6.2 million, or 0.18% of average loans annualized, for the year ended December 31, 2020.

❖
Asset quality remained strong during the year 2021, as nonperforming loans at $16.6 million decreased $10.0 million, or 37.4%, from December 31, 2020.  Nonperforming assets at $20.1 million decreased $14.2 million, or 41.3%, from December 31, 2020.

❖	Deposits, including repurchase agreements, increased $243.4 million, or 5.6%, from December 31, 2020.

❖	Noninterest income for the year ended December 31, 2021 at $60.5 million increased $5.9 million, or 10.8%, compared to the year ended December 31, 2020.

❖	Noninterest expense for the year ended December 31, 2021 remained relatively flat to the year ended December 31, 2020.

COVID-19

We have worked diligently with our customers as we all continue to battle COVID-19.  At December 31, 2021, there was one customer with a CARES Act deferral outstanding in the amount of $1.4 million.  The CARES Act loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans.

At December 31, 2021, we had closed 6,312 Paycheck Protection Program loans totaling $401.3 million, including 3,352 loans totaling $124.3 million stemming from the Consolidated Appropriations Act 2021 (second round).  Through December 31, 2021, we have had 5,543 of our PPP loans totaling $351.8 million forgiven by the SBA, including 2,608 loans totaling $76.1 million from the second round.

Income Statement Review

(dollars in thousands)			Change 2021 vs. 2020
Year Ended December 31	2021	2020	Amount	Percent
Net interest income	$163,079	$150,991	$12,088	8.0%
Provision for credit losses	(6,386)	16,047	(22,433)	(139.8)
Noninterest income	60,463	54,560	5,903	10.8
Noninterest expense	119,285	119,239	46	0.0
Income taxes	22,704	10,761	11,943	111.0
Net income	$87,939	$59,504	$28,435	47.8%

Average earning assets	$5,115,961	$4,562,172	$553,789	12.1%

Yield on average earnings assets, tax equivalent*	3.50%	3.88%	(0.38)%	(9.8)%
Cost of interest bearing funds	0.45%	0.82%	(0.37)%	(45.1)%

Net interest margin, tax equivalent*	3.21%	3.33%	(0.12)%	(3.6)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2021			2020
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$3,455,742	$159,893	4.63%	$3,453,529	$160,348	4.64%
Loans held for sale	8,737	379	4.34	15,426	573	3.71
Securities:
U.S. Treasury and agencies	970,754	9,958	1.03	651,911	10,021	1.54
Tax exempt state and political subdivisions (3)	138,158	3,921	2.84	93,368	3,012	3.23
Other securities	218,202	4,023	1.84	81,884	1,918	2.34
Federal Reserve Bank and Federal Home Loan Bank stock	14,005	486	3.47	15,349	532	3.47
Federal funds sold	73	0	0.00	14	0	0.00
Interest bearing deposits	308,200	372	0.12	248,599	715	0.29
Other investments	245	0	0.00	245	3	1.22
Investment in unconsolidated subsidiaries	1,845	34	1.84	1,847	46	2.49
Total earning assets	5,115,961	$179,066	3.50%	4,562,172	$177,168	3.88%
Allowance for credit losses*	(44,157)			(45,040)
	5,071,804			4,517,132
Nonearning assets:
Cash and due from banks	60,160			55,550
Premises and equipment, net	53,441			56,835
Other assets	201,836			208,643
Total assets	$5,387,241			$4,838,160

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$1,925,263	$4,505	0.23%	$1,682,773	$5,732	0.34%
Time deposits	1,057,347	8,248	0.78	1,075,672	15,445	1.44
Repurchase agreements and federal funds purchased	334,520	1,254	0.37	293,158	2,788	0.95
Advances from Federal Home Loan Bank	384	0	0.00	473	0	0.00
Long-term debt	57,841	1,028	1.78	57,841	1,431	2.47
Finance lease liability	1,433	55	3.84	1,450	54	3.72
Total interest bearing liabilities	3,376,788	$15,090	0.45%	3,111,367	$25,450	0.82%

Noninterest bearing liabilities:
Demand deposits	1,276,367			1,030,911
Other liabilities	51,389			59,904
Total liabilities	4,704,544			4,202,182

Shareholders’ equity	682,697			635,978
Total liabilities and shareholders’ equity	$5,387,241			$4,838,160

Net interest income, tax equivalent		$163,976			$151,718
Less tax equivalent interest income		897			727
Net interest income		$163,079			$150,991
Net interest spread			3.05%			3.06%
Benefit of interest free funding			0.16			0.27
Net interest margin			3.21%			3.33%

(1) Interest includes fees on loans of $1,763 and $1,725 in 2021 and 2020, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2021 and 2020.

	Total Change	Change Due to
(in thousands)	2021/2020	Volume	Rate
Interest income:
Loans	$(455)	$103	$(558)
Loans held for sale	(194)	(218)	24
U.S. Treasury and agencies	(63)	3,931	(3,994)
Tax exempt state and political subdivisions	909	1,306	(397)
Other securities	2,105	2,590	(485)
Federal Reserve Bank and Federal Home Loan Bank stock	(46)	(47)	1
Federal funds sold	0	0	0
Interest bearing deposits	(343)	142	(485)
Other investments	(3)	0	(3)
Investment in unconsolidated subsidiaries	(12)	0	(12)
Total interest income	1,898	7,807	(5,909)

Interest expense:
Savings and demand deposits	(1,227)	744	(1,971)
Time deposits	(7,197)	(267)	(6,930)
Repurchase agreements and federal funds purchased	(1,534)	348	(1,882)
Advances from Federal Home Loan Bank	0	0	0
Long-term debt	(403)	0	(403)
Finance lease liability	1	(1)	2
Total interest expense	(10,360)	824	(11,184)

Net interest income	$12,258	$6,983	$5,275

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net Interest Income

(dollars in thousands) Year Ended December 31	2021	2020	Percent Change
Components of net interest income
Income on earning assets	$178,169	$176,441	1.0%
Expense on interest bearing liabilities	15,090	25,450	(40.7)
Net interest income	$163,079	$150,991	8.0%

Average yield and rates paid
Earning assets yield	3.50%	3.88%	(9.8)%
Rate paid on interest bearing liabilities	0.45	0.82	(45.1)
Gross interest margin	3.05%	3.06%	(0.3)%
Net interest margin	3.21%	3.33%	(3.6)%

Average balances
Investment securities	$1,327,114	$827,163	60.4%
Loans	$3,455,742	$3,453,529	0.1%
Earning assets	$5,115,961	$4,562,172	12.1%
Interest-bearing liabilities	$3,376,788	$3,111,367	8.5%

Net interest income for the year ended December 31, 2021 of $163.1 million increased $12.1 million, or 8.0%, from prior year.  Average earning assets for the year 2021 increased $553.8 million over prior year.  Our yield on average earning assets for the year 2021 decreased 38 basis points from prior year, as we continue to find limited high yield investment opportunities for our excess liquidity, while our cost of interest bearing funds decreased 37 basis points during the same time period.  Our net interest margin for the year 2021 declined 12 basis points from 2020 to 3.21%.  We experienced pressure on our net interest margin throughout the year driven by reductions in rates by the Federal Reserve during the first half of 2020 in response to the COVID-19 pandemic.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2021 were 75.3% compared to 84.7% for the year ended December 31, 2020.

The PPP loan portfolio had an annualized yield for the year ended December 31, 2021 of 8.04% compared to 3.05% for the year ended December 31, 2020.  Interest income recognized on PPP loans of $14.3 million increased $8.7 million year over year.  Interest income on the portfolio was $1.8 million during the year, down $0.1 million from prior year, while the amortization of net loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $12.5 million, up $8.8 million from prior year.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact of the PPP loan portfolio to the net interest margin was 18 basis points for the year ended December 31, 2021 while the margin was negatively impacted by one basis point for the year ended December 31, 2020.

Provision for Credit Losses

We experienced a recovery of provision for credit losses for the year 2021 of $6.4 million compared to provision for credit losses of $16.0 million for the year 2020.  The reduction to our allowance for credit losses during the year was the result of positive credit metrics, the lack of pandemic related losses provided for in 2020, and an improvement in the industry outlook for certain industries included in our concentrations of credit.

Noninterest Income

(dollars in thousands) Year Ended December 31	2021	2020	Percent Change
Deposit service charges	$26,529	$23,461	13.1%
Trust revenue	12,644	10,931	15.7
Gains on sales of loans	6,820	7,226	(5.6)
Loan related fees	5,578	4,041	38.0
Bank owned life insurance revenue	2,844	2,306	23.3
Brokerage revenue	1,962	1,483	32.3
Other	4,086	5,112	(20.1)
Total noninterest income	$60,463	$54,560	10.8%

Noninterest income for the year ended December 31, 2021 of $60.5 million was a $5.9 million, or 10.8% increase from the year ended December 31, 2020.  The year over year increase in noninterest income was driven by increases in deposit service charges ($3.1 million), trust revenue ($1.7 million), loan related fees ($1.5 million), brokerage revenue ($0.5 million), bank owned life insurance revenue ($0.5 million), and net gains on other real estate owned ($0.4 million), partially offset by decreases in securities gains ($1.9 million), net gains on loans ($0.4 million), and other real estate owned rental income ($0.2 million).  Deposit service charges were primarily impacted year over year by an increase in debit card income.  Loan related fees were primarily impacted by the change in the fair market value of mortgage servicing rights.  Gains on sales of loans were impacted year over year by the slowdown in the industry-wide refinancing boom.

Noninterest Expense

(dollars in thousands) Year Ended December 31	2021	2020	Percent Change
Salaries	$47,061	$46,448	1.3%
Employee benefits	27,053	19,979	35.4
Net occupancy and equipment	10,854	10,649	1.9
Data processing	8,039	7,941	1.2
Legal and professional fees	3,199	3,725	(14.1)
Advertising and marketing	2,928	2,980	(1.8)
Taxes other than property and payroll	1,750	7,344	(76.2)
Net other real estate owned expense	1,401	2,655	(47.2)
Other	17,000	17,518	(3.0)
Total noninterest expense	$119,285	$119,239	0.0%

Noninterest expense for the year ended December 31, 2021 of $119.3 million remained relatively flat to prior year, as a $7.7 million increase in personnel expense was offset by decreases in taxes other than property and payroll ($5.6 million), net other real estate owned expense ($1.3 million), and legal and professional fees ($0.5 million).  The increase in personnel expense year over year was primarily due to incentive accruals.  We experienced a $5.8 million decline in franchise taxes included in taxes other than property and payroll year over year and a corresponding increase in income taxes, as a result of the Kentucky enacted legislation requiring financial institutions to transition from a bank franchise tax to the Kentucky corporate income tax beginning in 2021.

* Please refer to our annual report on Form 10-K for the year ended December 31, 2020 for more detailed income discussion related to the year 2019.

Balance Sheet Review

CTBI’s total assets at $5.4 billion increased $279.1 million, or 5.4%, from December 31, 2020.  Loans outstanding at December 31, 2021 were $3.4 billion, decreasing $145.4 million, or 4.1%, year over year.  Loans excluding PPP loans increased $59.9 million, with a $69.2 million increase in the commercial loan portfolio, a $4.4 million increase in the consumer direct loan portfolio, and a $0.8 million increase in the indirect loan portfolio, offset partially by a $14.5 million in the residential loan portfolio.  Loans held for sale at $2.6 million at December 31, 2021 decreased $20.6 million over prior year.  CTBI’s investment portfolio increased $457.9 million, or 45.8%, from December 31, 2020.  Deposits in other banks decreased $18.8 million from December 31, 2020.  Deposits, including repurchase agreements, at $4.6 billion increased $243.4 million, or 5.6%, from December 31, 2020.

Shareholders’ equity at December 31, 2021 was $698.2 million, a 6.6% increase from the $654.9 million at December 31, 2020.  CTBI’s annualized dividend yield to shareholders as of December 31, 2021 was 3.67%.

Loans

(dollars in thousands)	December 31, 2021
Loan Category	Balance	Variance from Prior Year	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$257,062	(1.4)%	$0	$1,075	$5,080
Commercial real estate residential	335,233	16.4	10	897	3,986
Commercial real estate nonresidential	757,893	2.0	31	4,193	8,884
Dealer floorplans	69,452	0.5	0	0	1,436
Commercial other	290,478	3.8	(255)	378	4,422
Commercial unsecured SBA PPP	47,335	(81.3)	0	0	0
Total commercial	1,757,453	(7.2)	(214)	6,543	23,808

Residential:
Real estate mortgage	767,185	(2.2)	(198)	8,740	7,637
Home equity	106,667	2.8	(17)	1,092	866
Total residential	873,852	(1.6)	(215)	9,832	8,503

Consumer:
Consumer direct	156,683	2.9	(168)	44	1,951
Consumer indirect	620,825	0.1	717	206	7,494
Total consumer	777,508	0.7	549	250	9,445

Total loans	$3,408,813	(4.1)%	$120	$16,625	$41,756

Total Deposits and Repurchase Agreements

(dollars in thousands)	2021	2020	Percent Change
Non-interest bearing deposits	$1,331,103	$1,140,925	16.7%
Interest bearing deposits
Interest checking	97,064	78,308	24.0
Money market savings	1,206,401	1,228,742	(1.8)
Savings accounts	632,645	527,436	19.9
Time deposits	1,077,079	1,040,671	3.5
Repurchase agreements	271,088	355,862	(23.8)
Total interest bearing deposits and repurchase agreements	3,284,277	3,231,019	1.6
Total deposits and repurchase agreements	$4,615,380	$4,371,944	5.6%

Average Deposits and Other Borrowed Funds

(in thousands)	2021	2020
Deposits:
Noninterest bearing deposits	$1,276,367	$1,030,911
Interest bearing deposits	94,762	75,183
Money market accounts	1,238,009	1,136,088
Savings accounts	592,492	471,502
Certificates of deposit of $100,000 or more	562,525	539,049
Certificates of deposit < $100,000 and other time deposits	494,822	536,623
Total deposits	4,258,977	3,789,356

Other borrowed funds:
Repurchase agreements and federal funds purchased	334,520	293,158
Advances from Federal Home Loan Bank	384	473
Long-term debt	59,274	59,291
Total other borrowed funds	394,178	352,922
Total deposits and other borrowed funds	$4,653,155	$4,142,278

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2021 occurred at May 31, 2021, with a month-end balance of $373.8 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2020 occurred at November 30, 2020, with a month-end balance of $374.8 million.

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $16.6 million, or 0.49% of total loans, at December 31, 2021 compared to $26.6 million, or 0.75% of total loans, at December 31, 2020.  Accruing loans 90+ days past due decreased $11.2 million from December 31, 2020.  Nonaccrual loans increased $1.2 million from December 31, 2020.  Accruing loans 30-89 days past due at $10.9 million was a decrease of $1.6 million from December 31, 2020.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the consolidated financial statements contained herein.

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2021 was 251.2% compared to 180.7% at December 31, 2020.  Nonaccrual loans to total loans at December 31, 2021 and December 31, 2020 were 0.3%.  Our allowance for credit losses to nonaccrual loans at December 31, 2021 was 391.3% compared to 508.5% at December 31, 2020.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2021 was 1.22%, a decrease from the 1.35% at December 31, 2020.

Our level of foreclosed properties at $3.5 million at December 31, 2021 was a decrease of $4.2 million from the $7.7 million at December 31, 2020.  Sales of foreclosed properties for the year ended December 31, 2021 totaled $4.5 million while new foreclosed properties totaled $1.2 million.  At December 31, 2021, the book value of properties under contracts to sell was $0.3 million; however, the closings had not occurred at year-end.  Nonperforming assets to loans and foreclosed properties at December 31, 2021 were 0.6% compared to 1.0% at December 31, 2020.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2021 to reflect the decrease in current market values of foreclosed properties totaled $0.9 million, compared to $1.5 million during the year ended December 31, 2020.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 92% of our other real estate owned (“OREO”) properties and approximately 99% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2021 is shown below:

(dollars in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	8	$272	Less than one year	$601
3 to 6 months	8	388	1 year	1,414
6 to 9 months	3	246	2 years	218
9 to 12 months	7	631	3 years	119
12 to 18 months	10	1,897	4 years	92
18 to 24 months	3	52	5 years	0
Total	39	$3,486	6 years	278
			7 years	737
			8 years	0
			9 years	27
			Total	$3,486

          Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.  As of December 31, 2021, one foreclosed property with a total book value of $27 thousand had been held by us for at least nine years.

We experienced a net recovery of loan losses of $0.1 million for the year ended December 31, 2021, compared to net charge-offs of $6.2 million, or 0.18% of average loans annualized, for the year ended December 31, 2020.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of December 31, 2021, we had approximately $311.8 million in cash and cash equivalents and approximately $1.5 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $338.2 million and $997.3 million at December 31, 2020.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at December 31, 2021 and at December 31, 2020.  As of December 31, 2021, we had a $484.4 million available borrowing position with the Federal Home Loan Bank compared to $477.2 million at December 31, 2020.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2021 and at December 31, 2020, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2021 were deposits with the Federal Reserve of $262.4 million compared to $280.7 million at December 31, 2020.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2021, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 208% of equity capital.  Sixty-five percent of the pledge eligible portfolio was pledged.

Contractual Commitments

Our significant contractual obligations and commitments as of December 31, 2021 include debt, lease, and purchase obligations.  As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.

As of December 31, 2021, our outstanding balance on long-term debt was $57.8 million.  The interest payments on long-term debt due in 1 year or less is $1.2 million and interest payments on long-term debt due in more than 1 year is $31.2 million.  The interest on $57.8 million in long-term debt is calculated based on the three-month LIBOR plus 1.59% until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  Interest on long-term debt assume the liability will not be prepaid and interest is calculated to maturity.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions. Refer to note 10 to the consolidated financial statements contained herein for additional information regarding long-term debt.

On March 5, 2021, LIBOR’s administrator, ICE Benchmarks Administration, announced that LIBOR will no longer be provided (i) for the one-week and two-month U.S. dollar settings after December 31, 2021 and (ii) for the remaining U.S. dollar settings after June 30, 2023. The U.S. federal banking agencies issued supervisory guidance encouraging banks to stop entering into new contracts that use LIBOR as a reference rate after December 31, 2021.  We have analyzed our financial exposure related to the discontinuation of LIBOR and consider our exposure to be insignificant.

As of December 31, 2021, our remaining contractual commitment for operating leases due in one year or less is $1.8 million and operating leases due in more than one year is $14.7 million.  Refer to note 15 to the consolidated financial statements contained herein for additional information regarding leases.

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.   As of December 31, 2021, the commitments due in 1 year or less for other commitments is $616.7 million and commitments due in more than one year is $126.2 million.  Refer to note 17 to the consolidated financial statements contained herein for additional information regarding other commitments.

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.  As of December 31, 2021, the value of our non-cancellable unconditional purchase obligations was $6.9 million.

These contractual obligations impact our liquidity and capital resource needs.  We believe our liquidity sources as mentioned in the liquidity discussion are adequate to meet our future cash requirements.

Investment Maturities

	Estimated Maturity at December 31, 2021
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$0	0.00%	$133,917	1.07%	$268,576	1.40%	$624,086	1.12%	$1,026,579	1.19%	$1,033,073
State and political subdivisions	6,379	3.14	10,467	3.49	91,186	2.34	226,171	2.43	334,203	2.45	334,218
Asset-backed securities	0	0.00	0	0.00	27,297	1.60	67,350	1.22	94,647	1.33	94,538
Total	$6,379	3.14%	$144,384	1.24%	$387,059	1.63%	$917,607	1.45%	$1,455,429	1.49%	$1,461,829

The calculations of the weighted average yields for each maturity category are based upon yield weighted by the respective costs of the securities.  The weighted average rates on state and political subdivisions are computed on a taxable equivalent basis using a 24.95% tax rate.

Loan Maturities

The following table shows the amounts of loans (excluding residential mortgages of 1-4 family residences, consumer loans, and lease financing) which, based on the remaining scheduled repayments of principal are due in the periods indicated.  Also, the amounts are classified according to sensitivity to changes in interest rates (fixed, variable).

	Maturity at December 31, 2021
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial secured by real estate and commercial other	$241,929	$212,776	$1,165,270	$1,619,975
Commercial and real estate construction	60,015	21,695	158,798	240,508
	$301,944	$234,471	$1,324,068	$1,860,483

Rate sensitivity:
Predetermined rate	$50,846	$134,848	$53,750	$239,444
Adjustable rate	251,098	99,623	1,270,318	1,621,039
	$301,944	$234,471	$1,324,068	$1,860,483

Deposit Maturities

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2021 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$96,512	$10,767	$107,279
Over three through six months	99,482	10,790	110,272
Over six through twelve months	302,359	17,617	319,976
Over twelve through sixty months	91,500	25,298	116,798
	$589,853	$64,472	$654,325

Interest Rate Risk

We consider interest rate risk one of our most significant market risks.  Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates.  Consistency of our net interest revenue is largely dependent upon the effective management of interest rate risk.  We employ a variety of measurement techniques to identify and manage our interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates.  The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

CTBI’s Asset/Liability Management Committee (ALCO), which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits.  Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income spread evenly over the twelve-month period.

The following table shows our estimated earnings sensitivity profile as of December 31, 2021:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.23%
+300	7.61%
+200	4.56%
+100	2.01%
-25	(0.66)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2020:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.96%
+300	8.02%
+200	4.76%
+100	2.15%
-25	(0.63)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2021 estimates that our net interest income in an up-rate environment would increase by 11.23% at a 400 basis point change, increase by 7.61% at a 300 basis point change, increase by 4.56% at a 200 basis point change, and increase by 2.01% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 0.66% at a 25 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2021 and 2020, proceeds of $307.8 million and $347.0 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Our static repricing gap as of December 31, 2021 is presented below.  In the 12 month cumulative repricing gap, rate sensitive liabilities (“RSL”) exceeded rate sensitive assets (“RSA”) by $732.1 million.

(dollars in thousands)	1-3 Months		4-6 Months		7-9 Months		10-12 Months		2-3 Years		4-5 Years		> 5 Years

Assets	$1,781,777		$239,693		$210,282		$183,387		$1,000,518		$819,681		$1,182,919

Liabilities and equity	2,408,729		179,467		178,149		380,895		140,708		54,689		2,075,620

Periodic repricing gap	(626,952)		60,226		32,133		(197,508)		859,810		764,992		(892,701)

Cumulative gap	(626,952)		(566,726)		(534,593)		(732,101)		127,709		892,701		0

RSA/RSL	0.74	x	1.34	x	1.18	x	0.48	x	7.11	x	14.99	x	0.57	x

Cumulative gap to total assets	(11.57)%		(10.46)%		(9.87)%		(13.51)%		2.36%		16.48%		0.00%

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2021 of 3.67% to shareholders.  Shareholders’ equity increased 6.6% from December 31, 2020 to $698.2 million at December 31, 2021.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.57 per share for 2021 compared to $1.53 per share for 2020.  We retained 68.2% of our earnings in 2021 compared to 54.3% in 2020.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of December 31, 2021 was 13.00%.  CTB’s CBLR ratio as of December 31, 2021 was 12.42%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of December 31, 2021, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We are all finding ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they were unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of December 31, 2021, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2021:

	Board	Repurchases*		Shares Available for
	Authorizations	Average Price ($)	# of Shares	Repurchase
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
2021	0	-	0
Total	3,500,000	16.17	2,465,294	1,034,706

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

Our accounting policies are described in note 1 to the consolidated financial statements contained herein.  We have identified the following critical accounting policies:

Allowance for Credit Losses – CTBI accounts for the allowance for credit losses (“ACL”) and the reserve for unfunded commitments in accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related subsequent amendments, commonly known as CECL.

We disaggregate our portfolio loans into portfolio segments for purposes of determining the ACL.  Our loan portfolio segments include commercial, residential mortgage, and consumer.  We further disaggregate our portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  For an analysis of CTBI’s ACL by portfolio segment and credit quality information by class, refer to note 4 to the consolidated financial statements contained herein.

CTBI maintains the ACL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans.  Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where CTBI reasonably expects to execute a troubled debt restructuring (“TDR”) with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by CTBI.  Accrued interest receivable on loans is presented in the consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  For additional information on CTBI’s accounting policies related to nonaccrual loans, refer to note 1 to the consolidated financial statements contained herein.

Credit losses are charged and recoveries are credited to the ACL.  The ACL is maintained at a level CTBI considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans, including historical credit loss experience, current and forecasted market and economic conditions, and consideration of various qualitative factors that, in management’s judgment, deserve consideration in estimating expected credit losses.  Provisions for credit losses are recorded for the amounts necessary to adjust the ACL to CTBI’s current estimate of expected credit losses on portfolio loans.  CTBI’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation, and collection standards.  The strategy also emphasizes diversification on a geographic, industry, and customer level, regular credit examinations, and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

CTBI’s methodology for determining the ACL requires significant management judgment and includes an estimate of expected credit losses on a collective basis for groups of loans with similar risk characteristics and specific allowances for loans which are individually evaluated.

Larger commercial loans with balances exceeding $1 million that exhibit probable or observed credit weaknesses, (i) have a criticized risk rating, (ii) are on nonaccrual status, (iii) are classified as TDRs, or (iv) are 90 days or more past due, are individually evaluated for an ACL.  CTBI considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of the ACL.  Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and our evaluation of the borrower’s management.  Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors.  When loans are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to CTBI.  Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceeds the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.  Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Specific allowances on individually evaluated commercial loans, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.

Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  For collectively evaluated commercial loans, CTBI uses a static pool methodology based on our risk rating system.  See note 4 to the consolidated financial statements contained herein for information on CTBI’s risk rating system.  Other homogenous loans such as the residential mortgage and consumer portfolio segments derive their ACL from vintage modeling.  Vintage modeling was chosen primarily because these loans have fixed amortization schedules, and it allows CTBI to track loans from origination to completion, including repayments and prepayments, and captures net charge-offs by the different vintages providing historical loss rates.  These are the two primary models utilized for ACL determination although there are additional models for specific processes in addition.  CTBI’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk grades, external credit ratings or scores, delinquency status, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions.  CTBI developed our models from historical observations capturing a full economic cycle when possible.

CTBI’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.  Generally, CTBI considers our forecasts to be reasonable and supportable for a period of up to one year from the estimation date.  For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information.  CTBI evaluates the length of our reasonable and supportable forecast period, our reversion period, and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.

Other qualitative factors are used by CTBI in determining the ACL. These considerations inherently require significant management judgment to determine the appropriate factors to be considered and the extent of their impact on the ACL estimate.  Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within CTBI’s expected credit loss models.  These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel, and results of internal audit and quality control reviews.  These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, and changes in product structures.  Qualitative factors may also be used to address the impacts of unforeseen events on key inputs and assumptions within CTBI’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information, or changes to the reversion period or methodology.  When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect that changing economic conditions may have on CTBI’s customers.

Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments.  CTBI’s forecasts of market and economic conditions and the internal risk grades assigned to loans in the commercial portfolio segment are examples of inputs to the expected credit loss models that require significant management judgment.  These inputs have the potential to drive significant variability in the resulting ACL.

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities and is included in other liabilities in the consolidated balance sheets.  The determination of the adequacy of the reserve is based upon expected credit losses over the remaining contractual life of the commitments, taking into consideration the current funded balance and estimated exposure over the reasonable and supportable forecast period.  This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of CTBI’s ACL, as previously discussed.  Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.

Goodwill – Business combinations entered into by CTBI typically include the recognition of goodwill.  U.S. generally accepted accounting principles (“GAAP”) require goodwill to be tested for impairment on an annual basis, which for CTBI is October 1, and more frequently if events or circumstances indicate that there may be impairment.  Refer to note 1 to the consolidated financial statements contained herein for a discussion on the methodology used by CTBI to assess goodwill for impairment.

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value.  In testing goodwill for impairment, U.S. GAAP permits CTBI to first assess qualitative factors to determine whether it is more likely than not that its fair value is less than its carrying amount.  In this qualitative assessment, CTBI evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of CTBI, and the performance of CTBI’s common stock, to determine if it is not more likely than not that the fair value is less than its carrying amount.  If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, CTBI performs the goodwill impairment test by comparing its fair value with its carrying amount, including goodwill.  If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded.  A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

The fair value of CTBI is the price that would be received to sell the company as a whole in an orderly transaction between market participants at the measurement date.  The determination of the fair value is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium.  CTBI employs an income-based approach, utilizing forecasted cash flows and the estimated cost of equity as the discount rate.  Significant management judgment is necessary in the preparation of the forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations, and actual results may differ from forecasted results.

Income Taxes – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year.  Deferred tax liabilities (“DTLs”) and assets (“DTAs”) are also established for the future tax consequences of events that have been recognized in CTBI’s financial statements or tax returns.  A DTL or DTA is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years.  The valuation of current and deferred income tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws.  The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes.

Fair Value Measurements – As a financial services company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly.  In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities.  In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.  Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities or result in material changes to the consolidated financial statements from period to period.  Detailed information regarding fair value measurements can be found in note 16 to the consolidated financial statements contained herein.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

CTBI currently does not engage in any hedging activity or any derivative activity which management considers material.  Analysis of CTBI’s interest rate sensitivity can be found in the Interest Rate Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2021	2020
Assets:
Cash and due from banks	$46,558	$54,250
Interest bearing deposits	265,198	283,985
Cash and cash equivalents	311,756	338,235

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,461,829 and $978,774, respectively)	1,455,429	997,261
Equity securities at fair value	2,253	2,471
Loans held for sale	2,632	23,259

Loans	3,408,813	3,554,211
Allowance for credit losses	(41,756)	(48,022)
Net loans	3,367,057	3,506,189

Premises and equipment, net	40,479	42,001
Right-of-use assets	12,148	13,215
Federal Home Loan Bank stock	8,139	10,048
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	91,097	72,373
Mortgage servicing rights	6,774	4,068
Other real estate owned	3,486	7,694
Accrued interest receivable	15,415	15,818
Other assets	30,970	35,887
Total assets	$5,418,257	$5,139,141

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,331,103	$1,140,925
Interest bearing	3,013,189	2,875,157
Total deposits	4,344,292	4,016,082

Repurchase agreements	271,088	355,862
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	375	395
Long-term debt	57,841	57,841
Deferred tax liability	546	4,687
Operating lease liability	11,583	12,531
Finance lease liability	1,422	1,441
Accrued interest payable	1,016	1,243
Other liabilities	31,392	33,694
Total liabilities	4,720,055	4,484,276

Commitments and contingencies (notes 17 and 19)

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2021 – 17,843,081; 2020 – 17,810,401	89,215	89,052
Capital surplus	227,085	225,507
Retained earnings	386,750	326,738
Accumulated other comprehensive income (loss), net of tax	(4,848)	13,568
Total shareholders’ equity	698,202	654,865

Total liabilities and shareholders’ equity	$5,418,257	$5,139,141

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2021	2020	2019
Interest income:
Interest and fees on loans, including loans held for sale	$160,198	$160,826	$164,991
Interest and dividends on securities:
Taxable	13,981	11,939	12,516
Tax exempt	3,098	2,380	2,354
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	486	532	947
Interest on Federal Reserve Bank deposits	372	704	4,434
Other, including interest on federal funds sold	34	60	156
Total interest income	178,169	176,441	185,398

Interest expense:
Interest on deposits	12,753	21,177	33,371
Interest on repurchase agreements and federal funds purchased	1,254	2,788	4,631
Interest on advances from Federal Home Loan Bank	0	0	39
Interest on long-term debt	1,083	1,485	2,472
Total interest expense	15,090	25,450	40,513

Net interest income	163,079	150,991	144,885
Provision for credit losses (recovery)	(6,386)	16,047	4,819
Net interest income after provision for credit losses (recovery)	169,465	134,944	140,066

Noninterest income:
Service charges on deposit accounts	26,529	23,461	26,359
Gains on sales of loans, net	6,820	7,226	1,880
Trust and wealth management income	12,644	10,931	10,804
Loan related fees	5,578	4,041	2,742
Bank owned life insurance	2,844	2,306	2,397
Brokerage revenue	1,962	1,483	1,367
Securities gains (losses)	(158)	1,769	783
Other noninterest income	4,244	3,343	3,852
Total noninterest income	60,463	54,560	50,184

Noninterest expense:
Officer salaries and employee benefits	19,713	15,257	12,614
Other salaries and employee benefits	54,401	51,170	50,413
Occupancy, net	8,306	7,912	7,845
Equipment	2,548	2,737	3,000
Data processing	8,039	7,941	7,417
Bank franchise tax	1,705	7,299	6,771
Legal fees	1,160	1,634	1,968
Professional fees	2,039	2,091	2,188
Advertising and marketing	2,928	2,980	3,283
FDIC insurance	1,381	1,056	266
Other real estate owned provision and expense	1,401	2,655	5,490
Repossession expense	344	717	1,042
Amortization of limited partnership investments	3,352	3,759	3,422
Other noninterest expense	11,968	12,031	12,539
Total noninterest expense	119,285	119,239	118,258

Income before income taxes	110,643	70,265	71,992
Income taxes	22,704	10,761	7,452
Net income	$87,939	$59,504	$64,540

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(24,827)	13,839	14,270
Less: Reclassification adjustments for realized gains included in net income	60	1,251	3
Tax expense (benefit)	(6,471)	3,273	3,403
Other comprehensive income (loss), net of tax	(18,416)	9,315	10,864
Comprehensive income	$69,523	$68,819	$75,404

Basic earnings per share	$4.94	$3.35	$3.64
Diluted earnings per share	$4.94	$3.35	$3.64

Weighted average shares outstanding-basic	17,786	17,748	17,724
Weighted average shares outstanding-diluted	17,804	17,756	17,740

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2018	17,732,853	$88,665	$223,161	$258,935	$(6,611)	$564,150
Implementation of ASU 2016-02				(480)	0	(480)
Balance, January 1, 2019	17,732,853	88,665	223,161	258,455	(6,611)	563,670
Net income				64,540		64,540
Other comprehensive income (loss)					10,864	10,864
Cash dividends declared ($1.48 per share)				(26,235)		(26,235)
Issuance of common stock	45,639	228	1,036			1,264
Issuance of restricted stock	27,921	140	(140)			0
Vesting of restricted stock	(12,660)	(64)	64			0
Forfeiture of restricted stock	(588)	(3)	3			0
Stock-based compensation			783			783
Balance, December 31, 2019	17,793,165	88,966	224,907	296,760	4,253	614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				59,504		59,504
Other comprehensive income (loss)					9,315	9,315
Cash dividends declared ($1.53 per share)				(27,160)		(27,160)
Issuance of common stock	45,341	226	700			926
Repurchase of common stock	(32,664)	(163)	(936)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			859			859
Balance, December 31, 2020	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				87,939		87,939
Other comprehensive income (loss)					(18,416)	(18,416)
Cash dividends declared ($1.57 per share)				(27,927)		(27,927)
Issuance of common stock	41,168	205	760			965
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			776			776
Balance, December 31, 2021	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2021	2020	2019
Cash flows from operating activities:
Net income	$87,939	$59,504	$64,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,033	5,346	5,515
Deferred taxes	2,330	(2,909)	(1,412)
Stock-based compensation	850	944	859
Provision for credit losses (recovery)	(6,386)	16,047	4,819
Write-downs of other real estate owned and other repossessed assets	864	1,454	4,295
Gains on sale of loans held for sale	(6,820)	(7,226)	(1,880)
Securities gains	(60)	(1,251)	(3)
Fair value adjustment in equity securities	218	(518)	(780)
Gain on debt repurchase	0	0	(219)
(Gains) losses on sale of assets, net	(165)	390	360
Proceeds from sale of mortgage loans held for sale	307,843	347,048	94,507
Funding of mortgage loans held for sale	(280,396)	(361,913)	(91,333)
Amortization of securities premiums and discounts, net	8,010	5,907	5,042
Change in cash surrender value of bank owned life insurance	(1,873)	(1,371)	(1,567)
Payment of operating lease liabilities	(1,693)	(1,682)	(1,663)
Mortgage servicing rights:
Fair value adjustments	(428)	1,064	975
New servicing assets created	(2,278)	(1,869)	(631)
Changes in:
Accrued interest receivable	403	(982)	(404)
Other assets	4,918	1,845	4,941
Accrued interest payable	(227)	(1,596)	(63)
Other liabilities	(2,387)	4,147	(2,440)
Net cash provided by operating activities	115,695	62,379	83,458

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(245)	0
Maturity of certificates of deposit	0	245	3,675
Securities available-for-sale (AFS):
Purchase of AFS securities	(797,445)	(857,167)	(196,727)
Proceeds from sales of AFS securities	1,080	186,194	25,734
Proceeds from prepayments, calls, and maturities of AFS securities	305,361	281,487	174,125
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	0	517	132
Change in loans, net	146,050	(306,523)	(46,162)
Purchase of premises and equipment	(2,373)	(1,482)	(2,570)
Proceeds from sale and retirement of premises and equipment	830	1	48
Redemption of stock by Federal Home Loan Bank	1,909	426	4,239
Proceeds from sale of other real estate owned and repossessed assets	2,819	4,754	3,641
Additional investment in bank owned life insurance	(17,181)	(1,733)	(1,241)
Proceeds from settlement of bank owned life insurance	330	0	615
Net cash used in investing activities	(358,620)	(693,526)	(34,491)

Cash flows from financing activities:
Change in deposits, net	328,210	610,510	99,622
Change in repurchase agreements and federal funds purchased, net	(84,774)	121,539	931
Advances from Federal Home Loan Bank	0	25,000	30,000
Payments on advances from Federal Home Loan Bank	(20)	(25,020)	(30,021)
Payment of finance lease liabilities	(19)	(15)	(14)
Repurchase of long-term debt	0	0	(1,281)
Issuance of common stock	965	926	1,264
Repurchase of stock	0	(1,099)	0
Dividends paid	(27,916)	(27,142)	(26,235)
Net cash provided by financing activities	216,446	704,699	74,266
Net increase (decrease) in cash and cash equivalents	(26,479)	73,552	123,233
Cash and cash equivalents at beginning of year	338,235	264,683	141,450
Cash and cash equivalents at end of year	$311,756	$338,235	$264,683

Supplemental disclosures:
Income taxes paid	$19,485	$13,275	$9,988
Interest paid	15,316	27,047	40,576
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,733	9,632	2,879
Common stock dividends accrued, paid in subsequent quarter	248	238	221
Real estate and assets acquired in settlement of loans	1,200	4,446	3,384

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

Basis of Presentation – The consolidated financial statements include Community Trust Bancorp, Inc. (“CTBI”) and our subsidiaries, including our principal subsidiary, Community Trust Bank, Inc. (“CTB”).  Intercompany transactions and accounts have been eliminated in consolidation.

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for credit losses, goodwill, the valuation of deferred tax assets, and the valuation of financial instruments.

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

Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity (“HTM”) securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:

a. Trading securities. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) shall be classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.
b. Available-for-sale securities. Investments not classified as trading securities (nor as HTM securities) shall be classified as available-for-sale securities.

We do not have any securities that are classified as trading securities.  Available-for-sale (“AFS”) securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss with a charge to income for the portion attributable to credit losses and a charge to other comprehensive income for the portion that is not credit related.

Gains or losses on disposition of debt securities are computed by specific identification for those securities.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

An allowance is recognized for credit losses relative to AFS securities rather than as a reduction in the cost basis of the security.  Subsequent improvements in credit quality or reductions in estimated credit losses are recognized immediately as a reversal of the previously recorded allowance, which aligns the income statement recognition of credit losses with the reporting period in which changes occur.

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2021, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with ASC 321, Investments – Equity Securities.  ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized through net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  As permitted by ASC 321-10-35-2, CTBI can make an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for our Visa Class B equity securities.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, or commitments as a yield adjustment.

Leases – CTBI accounts for leases under ASC 842, recording a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.  The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying value might not be recoverable.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate on a collateralized basis, over a similar term at the lease commencement date.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

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

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected Accounting Standards Update (“ASU”) 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact.  The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by one basis point and is considered immaterial. The primary difference is for indirect lending premiums.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  With the implementation of ASC 326, weighted average life (“WAL”) calculations were completed as a tool to determine the life of CTBI’s various loan segments.  Vintage modeling was used to determine the life of loan losses for consumer and residential real estate loans.  Static pool modeling was used to determine the life of loan losses for commercial loan segments.  Qualitative factors used to derive CTBI’s total ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses, and underwriting exceptions.  Forecasting factors including unemployment rates and industry specific forecasts for industries in which our total exposure is 5% of capital or greater are also included as factors in the ACL model. Management continually reevaluates the other subjective factors included in our ACL analysis.

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

Troubled Debt Restructurings – Troubled debt restructurings are certain loans that have been modified where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification. All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under CTBI’s internal underwriting policy.

When we modify loans and leases in a troubled debt restructuring, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, we evaluate troubled debt restructurings, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

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

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from CTBI—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) CTBI does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Revenue Recognition – The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage banking activities, as these activities are subject to other generally accepted accounting principles (“GAAP”) discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

●
Service charges on deposit accounts represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue, or some other individual attribute-based revenue.  Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.  Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the consolidated financial statements.  During the years ended December 31, 2021, 2020, and 2019, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Segments – Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust and wealth management services; (xi) commercial demand deposit accounts; and (xii) repurchase agreements.

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

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on AFS securities and unrealized appreciation (depreciation) on AFS securities for which a portion of an other than temporary impairment has been recognized in income.

Transfers between Fair Value Hierarchy Levels – Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs), and Level 3 (significant unobservable inputs) are recognized on the period ending date.

New Accounting Standards –

➢          Simplifying the Accounting for Income Taxes – In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions:

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

➢          Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) —Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  The amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

➢          Financial Instruments—Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB voted to issue a final ASU that will drop the TDR designation for entities that have adopted CECL and add vintage disclosures for public business entities.  The effective date would be fiscal periods beginning after December 22, 2022.  The changes can be early adopted, separately by topic.

2.  Cash and Due from Banks and Interest Bearing Deposits

At December 31, 2021, CTBI had cash accounts which exceeded federally insured limits, and therefore were not subject to FDIC insurance, with $262.4 million in deposits with the Federal Reserve, $19.1 million in deposits with U.S. Bank, $2.2 million in deposits with Fifth Third Bank, and $2.8 million in deposits with the Federal Home Loan Bank.

3.  Securities

Debt securities are classified into held-to-maturity and available-for-sale categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management, or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of December 31, 2021 and December 31, 2020, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at December 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$299,606	$351	$(4,187)	$295,770
State and political subdivisions	334,218	5,524	(5,539)	334,203
U.S. government sponsored agency mortgage-backed securities	733,467	5,107	(7,765)	730,809
Asset-backed securities	94,538	301	(192)	94,647
Total available-for-sale securities	$1,461,829	$11,283	$(17,683)	$1,455,429

The amortized cost and fair value of debt securities at December 31, 2020 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$148,507	$483	$(197)	$148,793
State and political subdivisions	133,287	7,132	(3)	140,416
U.S. government sponsored agency mortgage-backed securities	640,537	11,648	(378)	651,807
Asset-backed securities	56,443	10	(208)	56,245
Total available-for-sale securities	$978,774	$19,273	$(786)	$997,261

The amortized cost and fair value of debt securities at December 31, 2021 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,324	$6,379
Due after one through five years	110,782	109,433
Due after five through ten years	284,727	282,233
Due after ten years	231,991	231,928
U.S. government sponsored agency mortgage-backed securities	733,467	730,809
Asset-backed securities	94,538	94,647
Total debt securities	$1,461,829	$1,455,429

In 2021, we had a net securities loss of $158 thousand.  There was a net gain of $60 thousand realized on sales and calls of AFS securities, consisting of a pre-tax gain of $62 thousand and a pre-tax loss of $2 thousand, and an unrealized loss of $218 thousand from the fair market value adjustment of equity securities.  There was a net gain of $1.8 million realized in 2020 and a net gain of $783 thousand realized in 2019.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record our Visa Class B shares at fair value.  Equity securities at fair value as of December 31, 2021 were $2.3 million, as a result of a $218 thousand decrease in the fair market value in 2021.  The fair market value of equity securities increased $518 thousand in 2020.  No equity securities were sold during 2021 or 2020.

 The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $545.6 million at December 31, 2021 and $354.5 million at December 31, 2020.

The amortized cost of securities sold under agreements to repurchase amounted to $314.1 million at December 31, 2021 and $386.6 million at December 31, 2020.

CTBI evaluates our investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2021 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2021 was 72.4% compared to 16.2% as of December 31, 2020.  The following table provides the amortized cost, gross unrealized losses, and fair market value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2021 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of December 31, 2021.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$249,990	$(4,123)	$245,867
State and political subdivisions	197,592	(4,779)	192,813
U.S. government sponsored agency mortgage-backed securities	473,831	(6,759)	467,072
Asset-backed securities	52,229	(190)	52,039
Total <12 months temporarily impaired AFS securities	973,642	(15,851)	957,791

12 Months or More
U.S. Treasury and government agencies	14,505	(64)	14,441
State and political subdivisions	19,126	(760)	18,366
U.S. government sponsored agency mortgage-backed securities	62,330	(1,006)	61,324
Asset-backed securities	1,368	(2)	1,366
Total ≥12 months temporarily impaired AFS securities	97,329	(1,832)	95,497

Total
U.S. Treasury and government agencies	264,495	(4,187)	260,308
State and political subdivisions	216,718	(5,539)	211,179
U.S. government sponsored agency mortgage-backed securities	536,161	(7,765)	528,396
Asset-backed securities	53,597	(192)	53,405
Total temporarily impaired AFS securities	$1,070,971	$(17,683)	$1,053,288

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
4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2021	December 31 2020
Hotel/motel	$257,062	$260,699
Commercial real estate residential	335,233	287,928
Commercial real estate nonresidential	757,893	743,238
Dealer floorplans	69,452	69,087
Commercial other	290,478	279,908
Commercial unsecured SBA PPP	47,335	252,667
Commercial loans	1,757,453	1,893,527

Real estate mortgage	767,185	784,559
Home equity lines	106,667	103,770
Residential loans	873,852	888,329

Consumer direct	156,683	152,304
Consumer indirect	620,825	620,051
Consumer loans	777,508	772,355

Loans and lease financing	$3,408,813	$3,554,211

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $4.0 million as of December 31, 2021 and $9.3 million as of December 31, 2020 while the unamortized premiums on the indirect lending portfolio totaled $24.1 million as of December 31, 2021 and $23.8 million as of December 31, 2020.

CTBI has segregated and evaluates our loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

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

CTBI participation in the Paycheck Protection Program (“PPP”) established by the CARES Act resulted in the creation of a new loan segment of unsecured commercial other loans that are one hundred percent guaranteed by the U.S. Small Business Administration (“SBA”).  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loan was made.  These loans currently have no allowance for credit losses.

Residential real estate loans are a mixture of fixed rate and adjustable rate first and second lien residential mortgage loans and also include real estate construction loans which are typically for owner-occupied properties.  The terms of the real estate construction loans are generally short-term with permanent financing upon completion.  As a policy, CTBI holds adjustable rate loans and sells the majority of our fixed rate first lien mortgage loans into the secondary market.  Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.  Residential real estate loans are secured by real property.

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

Not included in the loan balances above were loans held for sale in the amount of $2.6 million at December 31, 2021 and $23.3 million at December 31, 2020.

The following tables present the balance in the allowance for credit losses (“ACL”) for the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,276)	$0	$0	$5,080
Commercial real estate residential	4,464	(488)	(28)	38	3,986
Commercial real estate nonresidential	11,086	(2,233)	(306)	337	8,884
Dealer floorplans	1,382	54	0	0	1,436
Commercial other	4,289	388	(644)	389	4,422
Real estate mortgage	7,832	3	(266)	68	7,637
Home equity	844	39	(36)	19	866
Consumer direct	1,863	256	(684)	516	1,951
Consumer indirect	9,906	(3,129)	(2,361)	3,078	7,494
Total	$48,022	$(6,386)	$(4,325)	$4,445	$41,756

	Year Ended December 31, 2020
(in thousands)	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$3,371	$170	$2,858	$(43)	$0	$6,356
Commercial real estate residential	3,439	(721)	1,772	(182)	156	4,464
Commercial real estate nonresidential	8,515	119	3,303	(941)	90	11,086
Dealer floorplans	802	820	(214)	(26)	0	1,382
Commercial other	5,556	(391)	2,040	(3,339)	423	4,289
Real estate mortgage	4,604	1,893	1,584	(321)	72	7,832
Home equity	897	(75)	16	(4)	10	844
Consumer direct	1,711	(40)	609	(927)	510	1,863
Consumer indirect	6,201	1,265	4,079	(4,670)	3,031	9,906
Total	$35,096	$3,040	$16,047	$(10,453)	$4,292	$48,022

CTBI derived our ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that twelve months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately.   CTBI leverages economic projections from a reputable and independent third party to form our loss driver forecasts over the twelve month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

CTBI also has an inherent model risk allocation included in our ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  Management has identified the following known model limitations and made adjustments through this portion of the calculation for them:

(1) The inability to completely identify revolving lines of credit within the commercial other segment.  Management had to make assumptions regarding commercial renewals as those renewals are not tracked well by our loan system.

(2) The inability within the model to estimate the value of modifications made under troubled debt restructurings.  Management has manually calculated the estimated impact based on research of modified terms for troubled debt restructurings.

With the continued impact of the global COVID-19 pandemic and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay.  Given this uncertainty, management continues to have a significant event qualitative factor to anticipate the continued impact of COVID-19 as further deferments are no longer available and SBA Paycheck Protection Programs have ended.

CTBI experienced a recovery of provision for credit losses for the year 2021 of $6.4 million compared to provision for credit losses of $16.0 million for the year 2020.  The reduction to our allowance for credit losses during the year was the result of positive credit metrics, the lack of pandemic related losses provided for in 2020, and an improvement in the industry outlook for certain industries included in our concentrations of credit.  Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2021 was 251.2% compared to 180.7% at December 31, 2020.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2021 was at 1.22% (1.24% excluding PPP loans) compared to 1.35% at December 31, 2020 (1.45% excluding PPP loans).

Refer to note 1 to the consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,075	$0	$1,075
Commercial real estate residential	0	585	312	897
Commercial real estate nonresidential	2,447	1,602	144	4,193
Commercial other	0	302	76	378
Total commercial loans	2,447	3,564	532	6,543

Real estate mortgage	0	4,081	4,659	8,740
Home equity lines	0	579	513	1,092
Total residential loans	0	4,660	5,172	9,832

Consumer direct	0	0	44	44
Consumer indirect	0	0	206	206
Total consumer loans	0	0	250	250

Loans and lease financing	$2,447	$8,224	$5,954	$16,625

	December 31, 2020
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	1,225	4,776	6,001
Commercial real estate nonresidential	0	1,424	7,852	9,276
Commercial other	0	867	269	1,136
Total commercial loans	0	3,516	12,897	16,413

Real estate mortgage	0	5,346	3,420	8,766
Home equity lines	0	582	392	974
Total residential loans	0	5,928	3,812	9,740

Consumer direct	0	0	71	71
Consumer indirect	0	0	353	353
Total consumer loans	0	0	424	424

Loans and lease financing	$0	$9,444	$17,133	$26,577

CTBI recognized $82 thousand in interest income on the above nonaccrual loans for the year ended December 31, 2021 compared to $31 thousand for the year ended December 31, 2020.

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2021 and December 31, 2020 (includes loans 90 days past due and still accruing as well):

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$257,062	$257,062
Commercial real estate residential	274	116	845	1,235	333,998	335,233
Commercial real estate nonresidential	1,303	147	3,509	4,959	752,934	757,893
Dealer floorplans	0	0	0	0	69,452	69,452
Commercial other	1,225	175	108	1,508	288,970	290,478
Commercial unsecured SBA PPP	14	34	0	48	47,287	47,335
Total commercial loans	2,816	472	4,462	7,750	1,749,703	1,757,453

Real estate mortgage	1,171	2,707	6,859	10,737	756,448	767,185
Home equity lines	656	315	903	1,874	104,793	106,667
Total residential loans	1,827	3,022	7,762	12,611	861,241	873,852

Consumer direct	396	179	44	619	156,064	156,683
Consumer indirect	2,889	533	206	3,628	617,197	620,825
Total consumer loans	3,285	712	250	4,247	773,261	777,508

Loans and lease financing	$7,928	$4,206	$12,474	$24,608	$3,384,205	$3,408,813

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$260,699	$260,699
Commercial real estate residential	722	413	5,577	6,712	281,216	287,928
Commercial real estate nonresidential	1,199	0	8,703	9,902	733,336	743,238
Dealer floorplans	0	0	0	0	69,087	69,087
Commercial other	658	136	835	1,629	278,279	279,908
Commercial unsecured SBA PPP	0	0	0	0	252,667	252,667
Total commercial loans	2,579	549	15,115	18,243	1,875,284	1,893,527

Real estate mortgage	1,784	3,501	6,897	12,182	772,377	784,559
Home equity lines	509	305	919	1,733	102,037	103,770
Total residential loans	2,293	3,806	7,816	13,915	874,414	888,329

Consumer direct	659	87	71	817	151,487	152,304
Consumer indirect	2,960	973	353	4,286	615,765	620,051
Total consumer loans	3,619	1,060	424	5,103	767,252	772,355

Loans and lease financing	$8,491	$5,415	$23,355	$37,261	$3,516,950	$3,554,211

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

Dealer floorplans are segmented separately as they are a unique product with unique risk factors.  CTBI maintains strict processing procedures over our floorplan product with any exceptions requested by a loan officer approved by the appropriate loan committee and the floorplan manager.

Commercial other loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from our customers.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio.

CTBI’s participation in the CARES Act PPP loan program has resulted in a new loan segment of unsecured commercial other loans that are 100% SBA guaranteed.  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loans were made.  These loans currently have no allowance for credit losses.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$42,056	$11,231	$53,713	$18,752	$32,765	$20,087	$0	$178,604
Watch	9,234	14,021	8,813	8,780	2,678	30,502	0	74,028
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,355	1,075	0	0	4,430
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$51,290	$25,252	$62,526	$30,887	$36,518	$50,589	$0	$257,062

Commercial real estate residential
Risk rating:
Pass	$142,364	$54,380	$22,320	$19,826	$11,919	$45,791	$9,544	$306,144
Watch	2,643	2,359	1,962	2,119	554	6,949	156	16,742
OAEM	0	0	0	0	16	0	0	16
Substandard	4,822	1,990	620	1,835	596	2,468	0	12,331
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$149,829	$58,729	$24,902	$23,780	$13,085	$55,208	$9,700	$335,233

Commercial real estate nonresidential
Risk rating:
Pass	$214,563	$99,131	$82,386	$57,397	$55,422	$168,533	$22,389	$699,821
Watch	5,130	2,865	3,981	2,802	3,655	11,828	767	31,028
OAEM	0	0	0	0	0	178	20	198
Substandard	5,201	5,098	3,764	600	2,016	9,659	200	26,538
Doubtful	0	0	0	0	0	308	0	308
Total commercial real estate nonresidential	$224,894	$107,094	$90,131	$60,799	$61,093	$190,506	$23,376	$757,893

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$69,105	$69,105
Watch	0	0	0	0	0	0	347	347
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,452	$69,452

Commercial other
Risk rating:
Pass	$72,650	$43,838	$16,495	$29,858	$9,105	$13,346	$75,119	$260,411
Watch	7,196	1,967	1,582	599	332	1,071	11,792	24,539
OAEM	0	0	268	383	12	1	482	1,146
Substandard	1,600	1,589	147	184	287	451	124	4,382
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$81,446	$47,394	$18,492	$31,024	$9,736	$14,869	$87,517	$290,478

Commercial unsecured SBA PPP
Risk rating:
Pass	$46,227	$1,108	$0	$0	$0	$0	$0	$47,335
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$46,227	$1,108	$0	$0	$0	$0	$0	$47,335

Commercial loans
Risk rating:
Pass	$517,860	$209,688	$174,914	$125,833	$109,211	$247,757	$176,157	$1,561,420
Watch	24,203	21,212	16,338	14,300	7,219	50,350	13,062	146,684
OAEM	0	0	268	383	28	179	502	1,360
Substandard	11,623	8,677	4,531	5,974	3,974	12,578	324	47,681
Doubtful	0	0	0	0	0	308	0	308
Total commercial loans	$553,686	$239,577	$196,051	$146,490	$120,432	$311,172	$190,045	$1,757,453

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$11,507	$70,504	$27,453	$39,651	$6,357	$22,372	$0	$177,844
Watch	23,951	2,506	3,366	2,102	16,740	7,422	0	56,087
OAEM	0	1,993	9,576	0	0	0	0	11,569
Substandard	0	0	0	1,113	8,840	5,246	0	15,199
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$35,458	$75,003	$40,395	$42,866	$31,937	$35,040	$0	$260,699

Commercial real estate residential
Risk rating:
Pass	$85,403	$39,238	$29,179	$17,390	$21,272	$46,419	$10,470	$249,371
Watch	1,714	2,214	2,438	2,962	4,520	5,306	182	19,336
OAEM	1,921	1,361	323	142	129	0	0	3,876
Substandard	4,301	606	1,991	4,076	1,108	3,263	0	15,345
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$93,339	$43,419	$33,931	$24,570	$27,029	$54,988	$10,652	$287,928

Commercial real estate nonresidential
Risk rating:
Pass	$125,205	$97,204	$77,685	$80,416	$100,740	$165,839	$25,524	$672,613
Watch	5,133	3,175	5,075	6,366	3,020	11,046	601	34,416
OAEM	0	887	68	0	0	3,382	115	4,452
Substandard	7,254	6,152	3,471	2,462	1,358	10,817	215	31,729
Doubtful	0	0	0	0	0	28	0	28
Total commercial real estate nonresidential	$137,592	$107,418	$86,299	$89,244	$105,118	$191,112	$26,455	$743,238

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$68,610	$68,610
Watch	0	0	0	0	0	0	477	477
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,087	$69,087

Commercial other
Risk rating:
Pass	$75,014	$26,385	$33,825	$13,975	$6,225	$22,733	$78,547	$256,704
Watch	2,888	378	1,130	555	464	595	7,030	13,040
OAEM	25	0	5,056	181	367	0	124	5,753
Substandard	2,136	556	318	460	460	411	70	4,411
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$80,063	$27,319	$40,329	$15,171	$7,516	$23,739	$85,771	$279,908

Commercial unsecured SBA PPP
Risk rating:
Pass	$252,667	$0	$0	$0	$0	$0	$0	$252,667
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$252,667	$0	$0	$0	$0	$0	$0	$252,667

Commercial loans
Risk rating:
Pass	$549,796	$233,331	$168,142	$151,432	$134,594	$257,363	$183,151	$1,677,809
Watch	33,686	8,273	12,009	11,985	24,744	24,369	8,290	123,356
OAEM	1,946	4,241	15,023	323	496	3,382	239	25,650
Substandard	13,691	7,314	5,780	8,111	11,766	19,737	285	66,684
Doubtful	0	0	0	0	0	28	0	28
Total commercial loans	$599,119	$253,159	$200,954	$171,851	$171,600	$304,879	$191,965	$1,893,527

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,909	$94,666	$105,575
Nonperforming	0	0	0	0	0	520	572	1,092
Total home equity lines	$0	$0	$0	$0	$0	$11,429	$95,238	$106,667

Mortgage loans
Performing	$195,731	$161,471	$75,792	$37,188	$42,597	$245,666	$0	$758,445
Nonperforming	0	63	424	364	558	7,331	0	8,740
Total mortgage loans	$195,731	$161,534	$76,216	$37,552	$43,155	$252,997	$0	$767,185

Residential loans
Performing	$195,731	$161,471	$75,792	$37,188	$42,597	$256,575	$94,666	$864,020
Nonperforming	0	63	424	364	558	7,851	572	9,832
Total residential loans	$195,731	$161,534	$76,216	$37,552	$43,155	$264,426	$95,238	$873,852

Consumer direct loans
Performing	$71,626	$39,312	$18,492	$10,468	$4,490	$12,251	$0	$156,639
Nonperforming	0	4	3	34	3	0	0	44
Total consumer direct loans	$71,626	$39,316	$18,495	$10,502	$4,493	$12,251	$0	$156,683

Consumer indirect loans
Performing	$263,127	$190,145	$80,793	$54,437	$23,449	$8,668	$0	$620,619
Nonperforming	24	135	20	0	23	4	0	206
Total consumer indirect loans	$263,151	$190,280	$80,813	$54,437	$23,472	$8,672	$0	$620,825

Consumer loans
Performing	$334,753	$229,457	$99,285	$64,905	$27,939	$20,919	$0	$777,258
Nonperforming	24	139	23	34	26	4	0	250
Total consumer loans	$334,777	$229,596	$99,308	$64,939	$27,965	$20,923	$0	$777,508

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$23	$12,049	$90,724	$102,796
Nonperforming	0	0	0	0	0	585	389	974
Total home equity lines	$0	$0	$0	$0	$23	$12,634	$91,113	$103,770

Mortgage loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,253	$275,883	$0	$775,793
Nonperforming	0	436	303	314	352	7,361	0	8,766
Total mortgage loans	$214,629	$119,737	$57,115	$61,229	$48,605	$283,244	$0	$784,559

Residential loans
Performing	$214,629	$119,301	$56,812	$60,915	$48,276	$287,932	$90,724	$878,589
Nonperforming	0	436	303	314	352	7,946	389	9,740
Total residential loans	$214,629	$119,737	$57,115	$61,229	$48,628	$295,878	$91,113	$888,329

Consumer direct loans
Performing	$72,677	$32,993	$18,461	$9,157	$6,581	$12,364	$0	$152,233
Nonperforming	7	57	0	7	0	0	0	71
Total consumer direct loans	$72,684	$33,050	$18,461	$9,164	$6,581	$12,364	$0	$152,304

Consumer indirect loans
Performing	$301,494	$135,123	$100,482	$50,665	$23,777	$8,157	$0	$619,698
Nonperforming	27	115	118	52	30	11	0	353
Total consumer indirect loans	$301,521	$135,238	$100,600	$50,717	$23,807	$8,168	$0	$620,051

Consumer loans
Performing	$374,171	$168,116	$118,943	$59,822	$30,358	$20,521	$0	$771,931
Nonperforming	34	172	118	59	30	11	0	424
Total consumer loans	$374,205	$168,288	$119,061	$59,881	$30,388	$20,532	$0	$772,355

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed with restricted parameters was $2.3 million at December 31, 2021.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2020 was $2.9 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	December 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,462	$600
Commercial real estate residential	4	7,255	0
Commercial real estate nonresidential	11	19,943	200
Commercial other	1	1,113	350
Total collateral dependent loans	18	$37,773	$1,150

	December 31, 2020
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	5	$26,194	$250
Commercial real estate residential	4	7,833	0
Commercial real estate nonresidential	12	24,497	200
Commercial other	1	5,050	0
Total collateral dependent loans	22	$63,574	$450

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The one loan listed in the commercial other segment at December 31, 2021 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2021 and 2020:

			Year Ended December 31, 2021
			Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$388	$0	$0	$388
Commercial real estate nonresidential	9	4,179	2,988	0	7,167
Hotel/motel	0	0	0	0	0
Commercial other	5	417	0	0	417
Total commercial loans	20	4,984	2,988	0	7,972

Real estate mortgage	3	278	277	262	817
Total residential loans	3	278	277	262	817

Total troubled debt restructurings	23	$5,262	$3,265	$262	$8,789

			Year Ended December 31, 2021
			Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$424	$0	$0	$424
Commercial real estate nonresidential	9	4,282	3,000	0	7,282
Hotel/motel	0	0	0	0	0
Commercial other	5	340	0	0	340
Total commercial loans	20	5,046	3,000	0	8,046

Real estate mortgage	3	279	277	262	818
Total residential loans	3	279	277	262	818

Total troubled debt restructurings	23	$5,325	$3,277	$262	$8,864

	Year Ended December 31, 2020
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	15	$4,924	$1,809	$6,733
Commercial real estate nonresidential	19	7,961	782	8,743
Hotel/motel	1	1,113	0	1,113
Commercial other	16	754	53	807
Total commercial loans	51	14,752	2,644	17,396

Real estate mortgage	4	1,496	0	1,496
Total residential loans	4	1,496	0	1,496

Total troubled debt restructurings	55	$16,248	$2,644	$18,892

	Year Ended December 31, 2020
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	15	$4,928	$1,809	$6,737
Commercial real estate nonresidential	19	8,014	782	8,796
Hotel/motel	1	1,113	0	1,113
Commercial other	16	695	51	746
Total commercial loans	51	14,750	2,642	17,392

Real estate mortgage	4	1,479	0	1,479
Total residential loans	4	1,479	0	1,479

Total troubled debt restructurings	55	$16,229	$2,642	$18,871

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $52 thousand and $85 thousand at December 31, 2021 and 2020, respectively, on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If a loan modified in a troubled debt restructuring subsequently defaults, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Year Ended December 31, 2021		Year Ended December 31, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	1	$1,113	0	$0
Commercial other	0	0	3	368

Residential:
Real estate mortgage	1	275	0	0
Total defaulted restructured loans	2	$1,388	3	$368
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

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2021	2020	2019
Net gain on sale of mortgage loans held for sale	$6,820	$7,226	$1,746
Net loan servicing income (expense):
Servicing fees	2,058	1,515	1,297
Late fees	67	52	72
Ancillary fees	848	1,310	190
Fair value adjustments	428	(1,064)	(975)
Net loan servicing income	3,401	1,813	584
Mortgage banking income	$10,221	$9,039	$2,330

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $807 million, $650 million, and $486 million at December 31, 2021, 2020, and 2019, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2.6 million, $2.0 million, and $1.4 million at December 31, 2021, 2020, and 2019, respectively.

Activity for capitalized mortgage servicing rights using the fair value method is as follows:

(in thousands)	2021	2020	2019
Fair value of MSRs, beginning of year	$4,068	$3,263	$3,607
New servicing assets created	2,278	1,869	631
Change in fair value during the year due to:
Time decay (1)	(259)	(135)	(167)
Payoffs (2)	(587)	(766)	(293)
Changes in valuation inputs or assumptions (3)	1,274	(163)	(515)
Fair value of MSRs, end of year	$6,774	$4,068	$3,263

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized mortgage servicing rights were $6.8 million, $4.1 million, and $3.3 million at December 31, 2021, 2020, and 2019, respectively.  Fair values for the years ended December 31, 2021, 2020, and 2019 were determined by third-party valuations with a resulting 10.1% average discount rate over the last three years and weighted average default rates of 1.39%, 1.67%, and 2.69%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 10.0%, 15.7%, and 11.7% at December 31, 2021, 2020, and 2019, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of our MSR portfolio.

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

Activity for related party extensions of credit during 2021 and 2020 is as follows:

(in thousands)	2021	2020
Related party extensions of credit, beginning of year	$38,061	$37,816
New loans and advances on lines of credit	10,952	2,193
Repayments	(3,055)	(1,948)
Increase (decrease) due to changes in related parties	(936)	0
Related party extensions of credit, end of year	$45,022	$38,061

The aggregate balances of related party deposits at December 31, 2021 and 2020 were $24.9 million and $23.4 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and our subsidiaries during the years 2021, 2020, and 2019.  Approximately $0.4 million in legal fees and $0.1 million in expenses, $0.5 million total, were paid during 2021.  Approximately $0.8 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.9 million total, were paid to this law firm during 2020.  A refund was issued for several years of adjustments reducing the total paid in 2020 to $0.6 million.  Approximately $1.1 million in legal fees and $0.1 million in expenses, $1.2 million total, were paid during 2019.

7.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2021	2020
Land and buildings	$80,015	$80,959
Leasehold improvements	4,829	4,805
Furniture, fixtures, and equipment	40,835	40,615
Construction in progress	1,475	498
Total premises and equipment	127,154	126,877
Less accumulated depreciation and amortization	(86,675)	(84,876)
Premises and equipment, net	$40,479	$42,001

Depreciation and amortization of premises and equipment for 2021, 2020, and 2019 was $3.2 million, $3.5 million, and $3.8 million, respectively.

8.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2021	2020
Beginning balance of other real estate owned	$7,694	$19,480
New assets acquired	1,166	4,446
Fair value adjustments	(857)	(1,454)
Sale of assets	(4,517)	(14,778)
Ending balance of other real estate owned	$3,486	$7,694

Carrying costs and fair value adjustments associated with foreclosed properties were $1.4 million, $2.7 million, and $5.5 million for 2021, 2020, and 2019, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2021	2020
1-4 family	$1,130	$1,888
Construction/land development/other	480	1,069
Multifamily	88	88
Non-farm/non-residential	1,788	4,649
Total foreclosed properties	$3,486	$7,694

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2021	2020
Noninterest bearing deposits	$1,331,103	$1,140,925
Interest bearing demand deposits	97,064	78,308
Money market deposits	1,206,401	1,228,742
Savings	632,645	527,436
Certificates of deposit and other time deposits of $100,000 or more	654,325	606,223
Certificates of deposit and other time deposits less than $100,000	422,754	434,448
Total deposits	$4,344,292	$4,016,082

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2021 and 2020 were $261.0 million and $234.9 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2021
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$654,325	$537,527	$45,408	$38,308	$18,075	$15,007	$0
Certificates of deposit and other time deposits less than $100,000	422,754	343,984	36,055	20,955	10,553	10,953	254
Total maturities	$1,077,079	$881,511	$81,463	$59,263	$28,628	$25,960	$254

10.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2021	2020
Repurchase agreements	$271,088	$355,862
Federal funds purchased	500	500
Total short-term debt	$271,588	$356,362

All federal funds purchased mature and reprice daily.  See note 11 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2021 were 0.05% and 0.37%, respectively.

The maximum balance for repurchase agreements at any month-end during 2021 occurred at May 31,2021, with a month-end balance of $371.3 million.  The average balance of repurchase agreements for the year was $333.4 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2021	2020
Junior subordinated debentures, 1.76%, due 6/1/37	$57,841	$57,841

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

On November 29, 2021, the coupon rate was set at 1.76% for the March 1, 2022 distribution date, which was based on the three-month LIBOR rate as of November 29, 2021 of 0.17% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $317.1 million and $397.4 million at December 31, 2021 and December 31, 2020, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020 is presented in the following tables:

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,176	$16	$5,400	$10,040	$18,632
State and political subdivisions	83,375	484	13,633	9,427	106,919
U.S. government sponsored agency mortgage-backed securities	24,689	0	85,967	34,881	145,537
Total	$111,240	$500	$105,000	$54,348	$271,088

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,777	$0	$2,831	$31,800	$43,408
State and political subdivisions	54,639	0	1,132	21,421	77,192
U.S. government sponsored agency mortgage-backed securities	33,040	0	101,037	101,185	235,262
Total	$96,456	$0	$105,000	$154,406	$355,862

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2021	2020
Monthly amortizing	$375	$395
Total FHLB advances	$375	$395

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2021
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.06%	$375	$22	$20	$21	$20	$21	$271

At December 31, 2021, CTBI had monthly amortizing FHLB advances totaling $0.4 million at a weighted average interest rate of 0.06%.

Advances totaling $0.4 million at December 31, 2021 were collateralized by FHLB stock of $8.1 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2021, CTBI had a $484.8 million FHLB borrowing capacity with $0.4 million in advances leaving $484.4 million available for additional advances.  The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.06%.  The advances are subject to restrictions or penalties in the event of prepayment.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2021	2020	2019
Current federal income tax expense	$16,160	$12,884	$8,351
Current state income tax expense	4,214	786	513
Deferred federal income tax expense (benefit)	1,138	(2,900)	2,030
Deferred state income tax expense (benefit)	1,192	0	0
Effect of Kentucky tax legislation benefit	0	(9)	(3,442)
Total income tax expense	$22,704	$10,761	$7,452

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2021		2020		2019
Computed at the statutory rate	$23,235	21.00%	$14,755	21.00%	$15,118	21.00%
Adjustments resulting from:
Tax-exempt interest	(690)	(0.62)	(547)	(0.78)	(563)	(0.78)
Housing and new markets credits	(3,939)	(3.56)	(4,194)	(5.97)	(4,471)	(6.21)
Bank owned life insurance	(382)	(0.35)	(277)	(0.39)	(284)	(0.39)
ESOP dividend deduction	(233)	(0.21)	(221)	(0.32)	(203)	(0.28)
Stock option exercises and restricted stock vesting	25	0.02	(10)	(0.01)	(10)	(0.01)
Effect of KY tax legislation	0	0.00	(7)	(0.01)	(2,719)	(3.78)
State income taxes	4,270	3.86	621	0.88	405	0.56
Split dollar life insurance	212	0.19	529	0.75	0	0.00
Other	206	0.19	112	0.16	179	0.24
Total	$22,704	20.52%	$10,761	15.31%	$7,452	10.35%

The components of the net deferred tax liability as of December 31 are as follows:

(in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$10,418	$11,982
Interest on nonaccrual loans	547	471
Accrued expenses	2,960	1,444
Unrealized losses on AFS securities	1,664	0
Allowance for other real estate owned	268	593
State net operating loss carryforward	2,308	3,975
Lease liabilities	3,245	3,468
Other	973	470
Total deferred tax assets	22,383	22,403

Deferred tax liabilities:
Depreciation and amortization	(14,604)	(15,006)
FHLB stock dividends	(961)	(1,245)
Loan fee income	(621)	(238)
Mortgage servicing rights	(1,690)	(1,015)
Unrealized gains on AFS securities	0	(4,807)
Limited partnership investments	(648)	(414)
Right of use assets	(3,031)	(3,297)
Other	(1,374)	(1,068)
Total deferred tax liabilities	(22,929)	(27,090)

Beginning balance for valuation allowance for deferred tax asset	0	210
Change in valuation allowance	0	(210)
Ending balance for valuation allowance for deferred tax asset	0	0

Net deferred tax liability	$(546)	$(4,687)

In 2020 and 2019, CTBI recognized a tax benefit of $9 thousand and $3.4 million, respectively, as a result of the tax legislation enacted by the Commonwealth of Kentucky.  As a result of HB 458 on combined reporting, CTBI recorded a deferred tax asset for the Kentucky net operating loss carryforward.  The losses are being utilized as CTBI began filing a combined Kentucky income tax return with CTB and CTIC, beginning with the 2021 tax year.  The loss deduction for 2021 is $42.2 million, and the carryforward is $58.4 million and expires over varying periods through 2040.

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2018, and state and local income tax examinations by tax authorities for years before 2017.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense. CTBI files consolidated income tax returns with our subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay. CTBI may, at our discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.1 million, $1.2 million, and $1.1 million for the three years ended December 31, 2021, 2020, and 2019, respectively. The 401(k) Plan owned 445,562, 479,489, and 424,591 shares of CTBI’s common stock at December 31, 2021, 2020, and 2019, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP has the same entrance requirements as the 401(k) Plan above.  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.8 million, $1.8 million, and $1.7 million for the three years ended December 31, 2021, 2020, and 2019, respectively.  The ESOP owned 774,562, 778,269, and 738,212 shares of CTBI’s common stock at December 31, 2021, 2020, and 2019, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2021, CTBI maintained one active and one inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015. The 2015 Plan has 550,000 shares authorized, 450,659 of which were available at December 31, 2021.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2021:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	451	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			451

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 103,646 have been issued as of December 31, 2021.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable.
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2021.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2021.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2021	459,852
Stock option grants	0
Restricted stock grants	(9,193)
Forfeitures	0
Shares available for future issuance at December 31, 2021	450,659

There were no stock options granted in  2021, 2020, or 2019.

The 2015 Plan:

There was no stock option activity for the 2015 Plan for the years ended December 31, 2021, 2020, and 2019.

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2021, 2020, and 2019:

December 31	2021		2020		2019
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	55,551	$44.04	50,992	$43.08	34,255	$44.46
Granted	9,193	38.70	21,544	44.64	27,921	41.12
Vested	(17,681)	44.31	(16,985)	41.92	(10,596)	42.39
Forfeited	0	-	0	-	(588)	43.04
Outstanding at end of year	47,063	$42.90	55,551	$44.04	50,992	$43.08

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2021, 2020, and 2019 is summarized as follows:

December 31	2021		2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$32.27	20,495	$32.04	32,571	$32.47
Granted	0	0	0	0	0	0
Exercised	0	0	(495)	22.81	(12,076)	33.19
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	20,000	$32.27	20,000	$32.27	20,495	$32.04

Exercisable at end of year	20,000	$32.27	20,000	$32.27	495	$22.81

There were no nonvested options at December 31, 2021.

The weighted average remaining contractual term in years of the options outstanding at December 31, 2021 was 3.1 years.

There were no options granted from the 2006 Plan during the years 2021, 2020, and 2019.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Options exercised	$0	$11	$135
Options exercisable	227	96	12
Outstanding options	227	96	299

There was no restricted stock activity in the 2006 Plan during the years ended December 31, 2021 and 2020. The following table shows restricted stock activity for the year ended December 31, 2019:

December 31	2019
	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	2,064	$32.27
Granted	0	0
Vested	(2,064)	32.27
Forfeited	0	0
Outstanding at end of year	0	$0.00

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2021, 2020, and 2019 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2021, 2020, and 2019.

(in thousands)	2021	2020	2019
Unrecognized compensation cost of unvested share-based compensation arrangements granted under the plan at year-end	$1,093	$1,512	$1,410
Grant date fair value of shares vested for the year	664	887	605
Cash received from option exercises under all share-based payment arrangements for the year	0	11	401
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	0	1	27

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2021 is expected to be recognized over a weighted-average period of 2.1 years.

15.  Leases

CTBI has one finance lease for property but no material sublease or leasing arrangements for which it is the lessor of property or equipment. CTBI has operating leases for banking and ATM locations. These leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 5 years.  We evaluated the original lease terms for each operating lease, some of which include options to extend the leases for up to 5 years, using hindsight.  These options, some of which include variable costs related to rent escalations based on recent financial indices, such as the Consumer Price Index, where CTBI estimates future rent increases, are included in the calculation of the lease liability and right-of-use asset when management determines it is reasonably certain the option will be exercised.  CTBI determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors.

The components of lease expense for the year ended December 31, 2021 were as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease cost:
Amortization of right-of-use assets – finance leases	$52	$50
Interest on lease liabilities – finance leases	55	53
Total finance lease cost	107	103

Short-term lease cost	181	294
Operating lease cost	1,760	1,769

Sublease income	253	253

Total lease cost	$1,795	$1,913

Supplemental cash flow information related to CTBI’s operating and finance leases for the year ended December 31, 2021 was as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease – operating cash flows	$53	$53
Finance lease – financing cash flows	$19	$15
Operating lease – operating cash flows (fixed payments)	$1,693	$1,682
Operating lease – operating cash flows (liability reduction)	$948	$1,198
New right-of-use assets – operating leases	$0	$0
Weighted average lease term – financing leases	24.02 years	25.02 years
Weighted average lease term – operating leases	13.39 years	13.46 years
Weighted average discount rate – financing leases	3.70%	3.70%
Weighted average discount rate – operating leases	3.11%	3.43%

Maturities of lease liabilities as of December 31, 2021 are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$1,723	$75
2023	1,634	75
2024	1,313	75
2025	1,121	75
2026	1,078	82
Thereafter	7,459	1,830
Total lease payments	14,328	2,212
Less imputed interest	(2,745)	(790)
Total	$11,583	$1,422

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$1,717	$75
2022	1,703	75
2023	1,626	75
2024	1,313	75
2025	1,121	75
Thereafter	8,528	1,913
Total lease payments	16,008	2,288
Less imputed interest	(3,477)	(847)
Total	$12,531	$1,441

16.  Fair Market Value of Financial Assets and Liabilities

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  In this standard, the FASB clarifies the principle that fair value should be based on the exit price when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$295,770	$242,214	$53,556	$0
State and political subdivisions	334,203	0	334,203	0
U.S. government sponsored agency mortgage-backed securities	730,809	0	730,809	0
Asset-backed securities	94,647	0	94,647	0
Equity securities at fair value	2,253	0	0	2,253
Mortgage servicing rights	6,774	0	0	6,774

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$148,793	$74,991	$73,802	$0
State and political subdivisions	140,416	0	140,416	0
U.S. government sponsored agency mortgage-backed securities	651,807	0	651,807	0
Asset-backed securities	56,245	0	56,245	0
Equity securities at fair value	2,471	0	0	2,471
Mortgage servicing rights	4,068	0	0	4,068

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2021 and December 31, 2020.  There have been no significant changes in the valuation techniques during the year ended December 31, 2021.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as available-for-sale are reported at fair value on a recurring basis.  U.S. Treasury and government agencies are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities, and asset-backed securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Equity Securities at Fair Value

As of December 31, 2021 and December 31, 2020, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by the independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  CTBI reports mortgage servicing rights at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements of mortgage servicing rights are tested for impairment on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be  reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 mortgage servicing rights.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	2021		2020
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,471	$4,068	$1,953	$3,263
Total unrealized gains (losses)
Included in net income	(218)	1,274	518	(163)
Issues	0	2,278	0	1,869
Settlements	0	(846)	0	(901)
Ending balance	$2,253	$6,774	$2,471	$4,068

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(218)	$1,274	$518	$(163)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2021	2020
Total gains (losses)	$210	$(546)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,238	$0	$0	$1,238
Other real estate owned	1,487	0	0	1,487

(in thousands)		Fair Value Measurements at December 31, 2020 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,768	$0	$0	$1,768
Other real estate owned	2,395	0	0	2,395

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $0.7 million and $0.5 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate owned disclosed above were $0.3 million and $0.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2021 and December 31, 2020.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,253	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 – Dec 2028 (Dec 2026)

Mortgage servicing rights	$6,774	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 26.7% (10.0%)
			Probability of default	0.0% - 75.0% (1.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,238	Market comparable properties	Marketability discount	20.0% - 62.0% (41.0%)

Other real estate owned	$1,487	Market comparable properties	Comparability adjustments	10.0% - 45.5% (15.1%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,471	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2022 - Dec 2026 (Dec 2024)

Mortgage servicing rights	$4,068	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 32.8% (15.7%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,768	Market comparable properties	Marketability discount	17.5% - 31.5% (24.5%)

Other real estate owned	$2,395	Market comparable properties	Comparability adjustments	(9.1%) - 64.3% (12.8%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6181 and the most recent dividend rate of 0.6068 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2021 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2021 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$311,756	$311,756	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,455,429	242,214	1,213,215	0
Equity securities at fair value	2,253	0	0	2,253
Loans held for sale	2,632	2,693	0	0
Loans, net	3,367,057	0	0	3,480,803
Federal Home Loan Bank stock	8,139	0	8,139	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,415	0	15,415	0
Mortgage servicing rights	6,774	0	0	6,774

Financial liabilities:
Deposits	$4,344,292	$1,331,103	$3,043,339	$0
Repurchase agreements	271,088	0	0	271,186
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	375	0	400	0
Long-term debt	57,841	0	0	45,854
Accrued interest payable	1,016	0	1,016	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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
17.  Off-Balance Sheet Transactions and Guarantees

CTBI is a party to transactions with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include standby letters of credit and commitments to extend credit in the form of unused lines of credit.  CTBI uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2021	2020
Standby letters of credit	$32,676	$32,126
Commitments to extend credit	710,225	623,920
Total off-balance sheet financial instruments	$742,901	$656,046

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2021, we maintained a credit loss reserve recorded in other liabilities of approximately $0.4 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for credit losses.  Approximately 67% of the total standby letters of credit are secured, with $17.8 million of the total $32.7 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2021, a credit loss reserve recorded in other liabilities of $0.4 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2021 of $61.3 million had interest rates ranging predominantly from 3.63% to 6.00% and terms predominantly one year or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2021.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of our mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $3.6 million and $19.0 million at December 31, 2021 and 2020, respectively, and mortgage loans held for sale amounted to $2.6 million and $23.3 million for the years ended December 31, 2021 and 2020, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of our portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for credit losses are not exceeded.  At December 31, 2021 and 2020, our concentrations of hospitality industry credits were 44% of Tier 1 Capital plus the allowance for credit losses.  Lessors of residential buildings and dwellings were 41% and 37%, respectively.  Lessors of non-residential buildings credits were 35% and 39%, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2021 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2022, approximately $91.0 million plus any 2022 net profits can be paid by CTB without prior regulatory approval.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement was increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  Before electing to use the CBLR framework, CTBI and CTB were required to maintain a capital conservation buffer above certain minimum risk-based capital ratios for capital adequacy purposes in order to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. The capital conservation buffer was 2.5%, and CTBI and CTB both exceeded the capital conservation buffer requirement at that time.   CTBI’s and CTB’s CBLR ratios as of December 31, 2021 are disclosed below.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
CBLR	$696,828	13.00%	$428,795	8.50%

As of December 31, 2020:
CBLR	$636,672	12.70%	$401,158	8.00%

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
CBLR	$662,125	12.42%	$426,527	8.50%

As of December 31, 2020:
CBLR	$605,606	12.13%	$399,303	8.00%

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2021	2020
Assets:
Cash on deposit	$3,263	$1,505
Investment in and advances to subsidiaries	749,002	707,943
Goodwill	4,973	4,973
Premises and equipment, net	114	96
Deferred tax asset	890	4,649
Other assets	5,427	45
Total assets	$763,669	$719,211

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	4,126	3,005
Total liabilities	65,467	64,346

Shareholders’ equity	698,202	654,865

Total liabilities and shareholders’ equity	$763,669	$719,211

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2021	2020	2019
Income:
Dividends from subsidiaries	$33,319	$29,593	$30,152
Other income	482	476	757
Total income	33,801	30,069	30,909

Expenses:
Interest expense	1,090	1,519	2,520
Depreciation expense	70	112	144
Other expenses	5,878	3,302	3,273
Total expenses	7,038	4,933	5,937

Income before income taxes and equity in undistributed income of subsidiaries	26,763	25,136	24,972
Income tax benefit	(1,700)	(576)	(4,947)
Income before equity in undistributed income of subsidiaries	28,463	25,712	29,919
Equity in undistributed income of subsidiaries	59,476	33,792	34,621

Net income	$87,939	$59,504	$64,540

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(24,827)	13,839	14,270
Less: Reclassification adjustments for realized gains included in net income	60	1,251	3
Tax expense (benefit)	(6,471)	3,273	3,403
Other comprehensive income (loss), net of tax	(18,416)	9,315	10,864
Comprehensive income	$69,523	$68,819	$75,404

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2021	2020	2019
Cash flows from operating activities:
Net income	$87,939	$59,504	$64,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	112	144
Equity in undistributed earnings of subsidiaries	(59,476)	(33,792)	(34,621)
Deferred taxes	3,759	451	(4,907)
Stock-based compensation	850	944	859
Gain on debt repurchase	0	0	(219)
Changes in:
Other assets	(5,403)	(115)	1
Other liabilities	1,037	(318)	683
Net cash provided by operating activities	28,775	26,786	26,480

Cash flows from investing activities:
Payment for investment in subsidiary	0	0	(1,281)
Net sales (purchases) of premises and equipment	(66)	(55)	(78)
Net cash used in investing activities	(66)	(55)	(1,359)

Cash flows from financing activities:
Issuance of common stock	965	926	1,264
Repurchase of common stock	0	(1,099)	0
Dividends paid	(27,916)	(27,142)	(26,235)
Net cash used in financing activities	(26,951)	(27,315)	(24,971)

Net increase (decrease) in cash and cash equivalents	1,758	(584)	150
Cash and cash equivalents at beginning of year	1,505	2,089	1,939
Cash and cash equivalents at end of year	$3,263	$1,505	$2,089

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

We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.  Noninterest income not generated from customers during CTBI’s ordinary activities primarily relates to mortgage servicing rights, gains/losses on the sale of investment securities, gains/losses on the sale of other real estate owned, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance.

For more information related to our components of noninterest income, see the Consolidated Statements of Income and Comprehensive Income above.

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2021	2020	2019
Numerator:
Net income	$87,939	$59,504	$64,540

Denominator:
Basic earnings per share:
Weighted average shares	17,786	17,748	17,724
Diluted earnings per share:
Dilutive effect of equity grants	18	8	16
Adjusted weighted average shares	17,804	17,756	17,740

Earnings per share:
Basic earnings per share	$4.94	$3.35	$3.64
Diluted earnings per share	4.94	3.35	3.64

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2021, 2020, and 2019.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (“AOCI”) and the affected line items in the statements of income during the years ended December 31, 2021, 2020, and 2019 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2021	2020	2019
Affected line item in the statements of income
Securities gains	$60	$1,251	$3
Tax expense	16	325	1
Total reclassifications out of AOCI	$44	$926	$2

25.  COVID-19 and CARES Act Loan Activities

CTBI has been and continues to be committed to serving the needs of our customers in an ever changing environment.  COVID-19 has caused major concerns for the communities we serve and our entire country. With this in mind, Community Trust Bank, Inc. instituted multiple relief actions in an effort to assist our customers during this very difficult time. CTBI’s management team activated our Pandemic Response Team, with representation from all areas of our company, to continually discuss the current situation, safety, and needs of our customers and employees. We have worked diligently with our customers as we all continue to battle COVID-19. Included in the relief actions the bank implemented over the past two years were waivers of overdraft/returned item fees and telephone transfer fees for a period of 30 days ending April 22, 2020, suspension of residential foreclosure actions through December 31, 2021, and several loan assistance programs designed to assist those customers experiencing, or likely to experience, financial difficulties directly related to COVID-19 causing loss of individual income and/or household income.

Throughout 2020 and 2021, loan deferrals and modifications were executed consistent with the guidelines of the CARES Act.  At December 31, 2021, there was only one customer with a CARES Act deferral outstanding in the amount of $1.4 million.  Pursuant to the CARES Act, these loan deferrals are not included in our nonperforming loans.

We have also participated in the Paycheck Protection Program (“PPP”) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  At December 31, 2021, we had closed 6,312 PPP loans totaling $401.3 million, including 3,352 loans totaling $124.3 million stemming from the Consolidated Appropriations Act 2021 (second round), which extended the PPP.  Through December 31, 2021, we have had 5,543 of our PPP loans totaling $351.8 million forgiven by the SBA, including 2,608 loans totaling $76.1 million from the second round.  See below for additional information related to our PPP loans for the year ended December 31, 2021.

(dollars in thousands)	Average Balance	Interest	Average Effective Rate
PPP loans	$175,305	$14,295	8.04%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company has changed its method of accounting for credit losses in 2020, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments––Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $3.4 billion as of December 31, 2021, and the associated allowance for credit losses was $41.8 million.  As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance for credit losses (ACL) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses.  Expected credit losses are measured on a collective (pool) basis using a combination of loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation.  Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations.  Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable 12-month forecast period, with loss factors immediately reverting back to historic loss rates.  Management continually reevaluates the other subjective and forecast factors included in its ACL analysis.

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

Our audit procedures related to the estimated ACL included the following procedures, among others.

•	Obtaining an understanding of the Company’s process for establishing the ACL, including the qualitative and forecast factor adjustments of the ACL and any limitations of the model
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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2022, expressed an unqualified opinion thereon.

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2022

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2021, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2021 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2021.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2021.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2021 has been audited by BKD, LLP, an independent registered public accounting firm that audited CTBI’s consolidated financial statements included in this annual report.

February 28, 2022	/s/ Mark A. Gooch
Mark A. Gooch
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or our subsidiaries.  At December 31, 2021, we maintained one active and one inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 450,659 of which were available at December 31, 2021.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	451
Equity compensation plans not approved by shareholders	0	--	0

Total			451

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements contained herein.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (BKD, LLP, Louisville, Kentucky, PCAOB ID 686)

2.  Financial Statement Schedules

All required financial statement schedules for CTBI have been included in this Form 10-K in the consolidated financial statements or the related footnotes.

3.  Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to current report on Form 8-K filed January 30, 2008}

4.1+	Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

10.7*	Senior Management Incentive Compensation Plan (2022) {incorporated herein by reference to current report on Form 8-K dated January 25, 2022}

10.8*	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9*	Employee Incentive Compensation Plan (2022) {incorporated herein by reference to current report on Form 8-K dated January 25, 2022}

10.10*	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2012}

10.11*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.20*	Community Trust Bancorp, Inc. 2020 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 28, 2020}

10.21*	Community Trust Bancorp, Inc. 2021 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2021}

10.22*	Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 25, 2022}

10.23*	Amendment to Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated February 3, 2022}

21+	Subsidiaries of the Registrant

23.1+	Consent of BKD, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1+	Certification of Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

February 28, 2022	By:	/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2022	/s/ M. Lynn Parrish	Chairman of the Board
M. Lynn Parrish

February 28, 2022	/s/ Mark A. Gooch	Vice Chairman, President, and Chief Executive Officer
Mark A. Gooch

February 28, 2022	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2022	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2022	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 28, 2022	/s/ Eugenia “Crit” Luallen	Director
Eugenia “Crit” Luallen

February 28, 2022	/s/ Ina Michelle Matthews	Director
Ina Michelle Matthews

February 28, 2022	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2022	/s/ Franky Minnifield	Director
Franky Minnifield

February 28, 2022	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

February 28, 2022	/s/ Chad C. Street	Director
Chad C. Street