Form 10-Q
period 2022-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2022-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Common stock – 17,895,181 shares outstanding at April 30, 2022

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2021 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2022	December 31 2021
Assets:
Cash and due from banks	$58,352	$46,558
Interest bearing deposits	106,133	265,198
Cash and cash equivalents	164,485	311,756

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,588,129 and $1,461,829, respectively)	1,503,165	1,455,429
Equity securities at fair value	2,352	2,253
Loans held for sale	1,941	2,632

Loans	3,515,541	3,408,813
Allowance for credit losses	(42,309)	(41,756)
Net loans	3,473,232	3,367,057

Premises and equipment, net	40,738	40,479
Right-of-use assets	11,941	12,148
Federal Home Loan Bank stock	8,139	8,139
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	91,530	91,097
Mortgage servicing rights	7,748	6,774
Other real estate owned	2,299	3,486
Deferred tax asset	19,574	0
Accrued interest receivable	15,024	15,415
Other assets	30,343	30,970
Total assets	$5,443,133	$5,418,257

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,398,529	$1,331,103
Interest bearing	3,029,775	3,013,189
Total deposits	4,428,304	4,344,292

Repurchase agreements	254,623	271,088
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	370	375
Long-term debt	57,841	57,841
Deferred tax liability	0	546
Operating lease liability	11,380	11,583
Finance lease liability	1,416	1,422
Accrued interest payable	1,306	1,016
Other liabilities	34,022	31,392
Total liabilities	4,789,762	4,720,055

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2022 – 17,884,106; 2021 – 17,843,081	89,420	89,215
Capital surplus	227,589	227,085
Retained earnings	399,347	386,750
Accumulated other comprehensive loss, net of tax	(62,985)	(4,848)
Total shareholders’ equity	653,371	698,202

Total liabilities and shareholders’ equity	$5,443,133	$5,418,257

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2022	2021
Interest income:
Interest and fees on loans, including loans held for sale	$38,167	$40,689
Interest and dividends on securities
Taxable	4,384	2,575
Tax exempt	772	739
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	114	124
Interest on Federal Reserve Bank deposits	82	76
Other, including interest on federal funds sold	8	8
Total interest income	43,527	44,211

Interest expense:
Interest on deposits	2,954	3,387
Interest on repurchase agreements and federal funds purchased	254	304
Interest on long-term debt	287	278
Total interest expense	3,495	3,969

Net interest income	40,032	40,242
Provision for credit losses (recovery)	875	(2,499)
Net interest income after provision for credit losses (recovery)	39,157	42,741

Noninterest income:
Deposit related fees	6,746	6,022
Gains on sales of loans, net	597	2,433
Trust and wealth management income	3,248	2,951
Loan related fees	2,062	2,270
Bank owned life insurance	691	573
Brokerage revenue	590	457
Securities gains (losses)	99	(168)
Other noninterest income	932	1,039
Total noninterest income	14,965	15,577

Noninterest expense:
Officer salaries and employee benefits	3,882	3,738
Other salaries and employee benefits	13,656	13,095
Occupancy, net	2,245	2,195
Equipment	609	633
Data processing	2,201	2,159
Bank franchise tax	415	360
Legal fees	301	352
Professional fees	566	541
Advertising and marketing	752	722
FDIC insurance	355	326
Other real estate owned provision and expense	353	318
Repossession expense	100	199
Amortization of limited partnership investments	733	837
Other noninterest expense	3,191	2,835
Total noninterest expense	29,359	28,310

Income before income taxes	24,763	30,008
Income taxes	5,035	6,390
Net income	19,728	23,618

Other comprehensive income (loss):
Unrealized holding losses on debt securities available-for-sale:
Unrealized holding losses arising during the period	(78,564)	(13,456)
Less: Reclassification adjustments for realized gains included in net income	0	60
Tax benefit	(20,427)	(3,514)
Other comprehensive loss, net of tax	(58,137)	(10,002)
Comprehensive income (loss)	$(38,409)	$13,616

Basic earnings per share	$1.11	$1.33
Diluted earnings per share	$1.11	$1.33

Weighted average shares outstanding-basic	17,820	17,774
Weighted average shares outstanding-diluted	17,832	17,787

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2022	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				19,728		19,728
Other comprehensive loss					(58,137)	(58,137)
Cash dividends declared ($0.40 per share)				(7,131)		(7,131)
Issuance of common stock	32,491	163	85			248
Issuance of restricted stock	35,438	177	(177)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			461			461
Balance, March 31, 2022	17,884,106	$89,420	$227,589	$399,347	$(62,985)	$653,371

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2021	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				23,618		23,618
Other comprehensive loss					(10,002)	(10,002)
Cash dividends declared ($0.385 per share)				(6,845)		(6,845)
Issuance of common stock	24,163	121	117			238
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			195			195
Balance, March 31, 2021	17,826,076	$89,131	$225,861	$343,511	$3,566	$662,069

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$19,728	$23,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,286	1,265
Deferred taxes	307	(643)
Stock-based compensation	484	213
Provision for credit losses (recovery)	875	(2,499)
Write-downs of other real estate owned and other repossessed assets	246	154
Gains on sale of mortgage loans held for sale	(597)	(2,433)
Securities gains	0	(60)
Fair value adjustment in equity securities	(99)	228
Gains on sale of assets, net	(5)	(214)
Proceeds from sale of mortgage loans held for sale	26,257	109,014
Funding of mortgage loans held for sale	(24,969)	(101,070)
Amortization of securities premiums and discounts, net	1,801	1,893
Change in cash surrender value of bank owned life insurance	(434)	(337)
Payment of operating lease liabilities	(469)	(445)
Mortgage servicing rights:
Fair value adjustments	(745)	(780)
New servicing assets created	(229)	(736)
Changes in:
Accrued interest receivable	391	630
Other assets	627	1,634
Accrued interest payable	290	122
Other liabilities	2,605	2,152
Net cash provided by operating activities	27,350	31,706

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(176,730)	(304,167)
Proceeds from sales of AFS securities	0	1,080
Proceeds from prepayments, calls, and maturities of AFS securities	48,630	129,804
Change in loans, net	(106,591)	15,747
Purchase of premises and equipment	(1,072)	(403)
Proceeds from sale and retirement of premises and equipment	0	812
Proceeds from sale of stock by Federal Home Loan Bank	0	77
Proceeds from sale of other real estate owned and repossessed assets	486	762
Proceeds from settlement of bank owned life insurance	1	0
Net cash used in investing activities	(235,276)	(156,288)

Cash flows from financing activities:
Change in deposits, net	84,012	217,690
Change in repurchase agreements and federal funds purchased, net	(16,465)	(1,627)
Payments on advances from Federal Home Loan Bank	(5)	(5)
Payment of finance lease liabilities	(6)	(3)
Issuance of common stock	248	238
Dividends paid	(7,129)	(6,841)
Net cash provided by financing activities	60,655	209,452
Net increase (decrease) in cash and cash equivalents	(147,271)	84,870
Cash and cash equivalents at beginning of period	311,756	338,235
Cash and cash equivalents at end of period	$164,485	$423,105

Supplemental disclosures:
Income taxes paid	$50	$87
Interest paid	3,205	3,847
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	597	381
Common stock dividends accrued, paid in subsequent quarter	250	242
Real estate acquired in settlement of loans	137	(136)

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2022 and the results of operations, other comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. The results of operations, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

New Accounting Standards –

➢        Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In April 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  The amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

➢         Financial Instruments—Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.   Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, in the vintage disclosures required by paragraph 326-20-50-6.  The amendments in the ASU are for fiscal periods beginning after December 22, 2022, including interim periods within those fiscal years.  The changes can be early adopted, separately by topic.

Significant Accounting Policies –

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to our consolidated financial statements.

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

We have identified the following significant accounting policies:

➢        Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity (“HTM”) securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:

a. Trading securities. Securities that are bought and held principally for the purpose of selling them in the near term (thus held for only a short period of time) shall be classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.

b. Available-for-sale securities. Investments not classified as trading securities (nor as HTM securities) shall be classified as available-for-sale (“AFS”) securities.

We do not have any securities that are classified as trading securities.  AFS securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax.  If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss with a charge to income for the portion attributable to credit losses and a charge to other comprehensive income for the portion that is not credit related.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2022 and December 31, 2021, CTBI held no securities designated as held-to-maturity.

CTBI accounts for equity securities in accordance with ASC 321, Investments – Equity Securities. ASC 321 requires equity investments (except those accounted for under the equity method and those that result in the consolidation of the investee) to be measured at fair value, with changes in fair values recognized in net income.

Equity securities with a readily determinable fair value are required to be measured at fair value, with changes in fair value recognized in net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  As permitted by ASC 321-10-35-2, CTBI can make an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for our Visa Class B equity securities.  The fair value of these securities was determined by a third party service provider using Level 3 inputs as defined in ASC 820, Fair Value Measurement, and changes in fair value are recognized in income.

➢        Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for credit losses, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included an election for banking institutions to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The ability to exclude COVID-19-related modifications as TDRs was extended under the Consolidated Appropriations Act 2021 to the earlier of (i) 60 days after the end of the COVID-19 national emergency and (ii) January 1, 2022.  CTBI elected to adopt these provisions of the CARES Act, as extended by the Consolidated Appropriations Act 2021.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, or commitments as a yield adjustment.

➢        Allowance for Credit Losses – CTBI accounts for the allowance for credit losses under ASC 326. CTBI measures expected credit losses of financial assets on a collective (pool) basis using loss-rate methods when the financial assets share similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis. Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date. As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The fair value shall be adjusted for selling costs when foreclosure is probable. For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan. Loans shall not be included in both collective assessments and individual assessments.

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

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made. If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell. For commercial loans greater than $1 million and classified as criticized, TDR, or nonaccrual, a specific reserve is established if a loss is determined to be possible and then charged-off once it is probable. When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent. For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual. Foreclosure proceedings are normally initiated after 120 days. When the foreclosed property has been legally assigned to CTBI, the fair value less estimated costs to sell is transferred to other real estate owned and the remaining balance is taken as a charge-off.

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

➢        Goodwill and Core Deposit Intangible – We evaluate total goodwill and core deposit intangible for impairment, based upon ASC 350, Intangibles-Goodwill and Other, using fair value techniques including multiples of price/equity.  Goodwill and core deposit intangible are evaluated for impairment on an annual basis or as other events may warrant.

The balance of goodwill, at $65.5 million, has not changed since January 1, 2015.   Our core deposit intangible has been fully amortized since December 31, 2017.

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements. During the quarters ended March 31, 2022 and 2021, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended March 31, 2022 and 2021 was $484 thousand and $213 thousand, respectively, including $23 thousand and $18 thousand, respectively, in dividends paid for those periods. Restricted stock expense for the first quarter 2022 included the accelerated vesting of restricted stock related to employee retirement in the amount of $245 thousand, pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan.  As of March 31, 2022, there was a total of $2.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.  There were 35,438 and 9,193 shares of restricted stock granted during the three months ended March 31, 2022 and 2021, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years. However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There was no compensation expense related to stock option grants for the three months ended March 31, 2022 or 2021, as all stock option awards have fully vested.  There were no stock options granted in the first three months of 2022 or 2021.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of March 31, 2022 and December 31, 2021, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at March 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$472,210	$95	$(20,574)	$451,731
State and political subdivisions	331,756	823	(29,917)	302,662
U.S. government sponsored agency mortgage-backed securities	690,098	895	(35,780)	655,213
Asset-backed securities	94,065	55	(561)	93,559
Total available-for-sale securities	$1,588,129	$1,868	$(86,832)	$1,503,165

The amortized cost and fair value of debt securities at December 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$299,606	$351	$(4,187)	$295,770
State and political subdivisions	334,218	5,524	(5,539)	334,203
U.S. government sponsored agency mortgage-backed securities	733,467	5,107	(7,765)	730,809
Asset-backed securities	94,538	301	(192)	94,647
Total available-for-sale securities	$1,461,829	$11,283	$(17,683)	$1,455,429

The amortized cost and fair value of debt securities at March 31, 2022 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$47,754	$47,673
Due after one through five years	245,157	235,839
Due after five through ten years	280,613	263,396
Due after ten years	230,442	207,485
U.S. government sponsored agency mortgage-backed securities	690,098	655,213
Asset-backed securities	94,065	93,559
Total debt securities	$1,588,129	$1,503,165

During the three months ended March 31, 2022, we had a net securities gain of $99 thousand realized from the fair value adjustment of equity securities.  During the three months ended March 31, 2021, we had a net securities loss of $168 thousand, consisting of a pre-tax gain of $60 thousand realized on sales and calls of AFS securities and an unrealized loss of $228 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of March 31, 2022 were $2.4 million, as a result of a $99 thousand increase in the fair value in the first quarter 2022.  The fair value of equity securities decreased $228 thousand in the first quarter 2021.  No equity securities were sold during the three months ended March 31, 2022 and 2021.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $499.8 million at March 31, 2022 and $545.6 million at December 31, 2021.

The amortized cost of securities sold under agreements to repurchase amounted to $347.4 million at March 31, 2022 and $314.1 million at December 31, 2021.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2022 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2022 was 87.7%, compared to 72.4% as of December 31, 2021.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2022 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of March 31, 2022.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$395,941	$(17,249)	$378,692
State and political subdivisions	204,547	(19,287)	185,260
U.S. government sponsored agency mortgage-backed securities	524,844	(29,719)	495,125
Asset-backed securities	75,952	(554)	75,398
Total <12 months temporarily impaired AFS securities	1,201,284	(66,809)	1,134,475

12 Months or More
U.S. Treasury and government agencies	50,328	(3,325)	47,003
State and political subdivisions	67,941	(10,630)	57,311
U.S. government sponsored agency mortgage-backed securities	84,800	(6,061)	78,739
Asset-backed securities	1,294	(7)	1,287
Total ≥12 months temporarily impaired AFS securities	204,363	(20,023)	184,340

Total
U.S. Treasury and government agencies	446,269	(20,574)	425,695
State and political subdivisions	272,488	(29,917)	242,571
U.S. government sponsored agency mortgage-backed securities	609,644	(35,780)	573,864
Asset-backed securities	77,246	(561)	76,685
Total temporarily impaired AFS securities	$1,405,647	$(86,832)	$1,318,815

The analysis performed as of December 31, 2021 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2021 that are not deemed to be other-than-temporarily impaired.  As stated above, CTBI had no HTM securities as of December 31, 2021.

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2022	December 31 2021
Hotel/motel	$274,256	$257,062
Commercial real estate residential	337,447	335,233
Commercial real estate nonresidential	774,791	757,893
Dealer floorplans	72,766	69,452
Commercial other	322,109	290,478
Commercial unsecured SBA PPP	22,482	47,335
Commercial loans	1,803,851	1,757,453

Real estate mortgage	780,453	767,185
Home equity lines	107,230	106,667
Residential loans	887,683	873,852

Consumer direct	156,620	156,683
Consumer indirect	667,387	620,825
Consumer loans	824,007	777,508

Loans and lease financing	$3,515,541	$3,408,813

The loan portfolios presented above are net of unearned fees and unamortized premiums. Unearned fees included above totaled $2.4 million as of March 31, 2022 and $4.0 million as of December 31, 2021 while the unamortized premiums on the indirect lending portfolio totaled $26.0 million as of March 31, 2022 and $24.1 million as of December 31, 2021.

CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.8% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $1.9 million at March 31, 2022 and $2.6 million at December 31, 2021.

The following tables present the balance in the allowance for credit losses (“ACL”) for the periods ended March 31, 2022,  December 31, 2021 and March 31, 2021:

	Three Months Ended March 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$(153)	$(216)	$0	$4,711
Commercial real estate residential	3,986	110	(31)	5	4,070
Commercial real estate nonresidential	8,884	174	0	111	9,169
Dealer floorplans	1,436	83	0	0	1,519
Commercial other	4,422	478	(157)	101	4,844
Real estate mortgage	7,637	97	(93)	21	7,662
Home equity	866	(33)	(19)	5	819
Consumer direct	1,951	(180)	(170)	186	1,787
Consumer indirect	7,494	299	(634)	569	7,728
Total	$41,756	$875	$(1,320)	$998	$42,309

	Year Ended December 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,276)	$0	$0	$5,080
Commercial real estate residential	4,464	(488)	(28)	38	3,986
Commercial real estate nonresidential	11,086	(2,233)	(306)	337	8,884
Dealer floorplans	1,382	54	0	0	1,436
Commercial other	4,289	388	(644)	389	4,422
Real estate mortgage	7,832	3	(266)	68	7,637
Home equity	844	39	(36)	19	866
Consumer direct	1,863	256	(684)	516	1,951
Consumer indirect	9,906	(3,129)	(2,361)	3,078	7,494
Total	$48,022	$(6,386)	$(4,325)	$4,445	$41,756

	Three Months Ended March 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$308	$0	$0	$6,664
Commercial real estate residential	4,464	199	(24)	2	4,641
Commercial real estate nonresidential	11,086	(135)	(151)	13	10,813
Dealer floorplans	1,382	(64)	0	0	1,318
Commercial other	4,289	269	(112)	125	4,571
Real estate mortgage	7,832	(690)	(8)	9	7,143
Home equity	844	(93)	(5)	4	750
Consumer direct	1,863	(14)	(154)	116	1,811
Consumer indirect	9,906	(2,279)	(1,016)	1,024	7,635
Total	$48,022	$(2,499)	$(1,470)	$1,293	$45,346

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

(2) The inability within the model to estimate the value of modifications made under TDRs.  Management has manually calculated the estimated impact based on research of modified terms for TDRs.

With the continued impact of the global COVID-19 pandemic, including the high rate of inflation, the potential rising rate environment, and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay.  Given this uncertainty, management continues to have a significant event qualitative factor to anticipate the continued impact of COVID-19 as deferments have ended and the SBA Paycheck Protection Programs are largely over with no approved capacity to fund new loans.

Provision for loan losses for the quarter was $0.9 million, compared to provision of $0.5 million for the quarter ended December 31, 2021 and a recovery of provision of $2.5 million for the first quarter 2021.  Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2022 was 309.1%, compared to 251.2% at December 31, 2021 and 215.5% at March 31, 2021.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2022 was 1.20% (1.21% excluding PPP loans) compared to 1.22% at December 31, 2021 (1.24% excluding PPP loans) and 1.28% at March 31, 2021 (1.38% excluding PPP loans).

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	216	202	418
Commercial real estate nonresidential	2,431	1,430	414	4,275
Commercial other	0	269	52	321
Commercial unsecured SBA PPP	0	0	8	8
Total commercial loans	2,431	1,915	676	5,022

Real estate mortgage	0	3,985	3,509	7,494
Home equity lines	0	501	471	972
Total residential loans	0	4,486	3,980	8,466

Consumer direct	0	0	23	23
Consumer indirect	0	0	179	179
Total consumer loans	0	0	202	202

Loans and lease financing	$2,431	$6,401	$4,858	$13,690

	December 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,075	$0	$1,075
Commercial real estate residential	0	585	312	897
Commercial real estate nonresidential	2,447	1,602	144	4,193
Commercial other	0	302	76	378
Total commercial loans	2,447	3,564	532	6,543

Real estate mortgage	0	4,081	4,659	8,740
Home equity lines	0	579	513	1,092
Total residential loans	0	4,660	5,172	9,832

Consumer direct	0	0	44	44
Consumer indirect	0	0	206	206
Total consumer loans	0	0	250	250

Loans and lease financing	$2,447	$8,224	$5,954	$16,625

Discussion of the Nonaccrual Policy

The accrual of interest income on loans is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Any loans greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  See Note 1 to the condensed consolidated financial statements for further discussion on our nonaccrual policy.

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2022 and December 31, 2021 (includes loans 90 days past due and still accruing as well):

March 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$274,256	$274,256
Commercial real estate residential	2,019	202	369	2,590	334,857	337,447
Commercial real estate nonresidential	1,119	305	3,756	5,180	769,611	774,791
Dealer floorplans	0	0	0	0	72,766	72,766
Commercial other	923	10	82	1,015	321,094	322,109
Commercial unsecured SBA PPP	0	279	8	287	22,195	22,482
Total commercial loans	4,061	796	4,215	9,072	1,794,779	1,803,851

Real estate mortgage	1,249	3,206	5,001	9,456	770,997	780,453
Home equity lines	479	205	775	1,459	105,771	107,230
Total residential loans	1,728	3,411	5,776	10,915	876,768	887,683

Consumer direct	371	182	22	575	156,045	156,620
Consumer indirect	1,516	339	178	2,033	665,354	667,387
Total consumer loans	1,887	521	200	2,608	821,399	824,007

Loans and lease financing	$7,676	$4,728	$10,191	$22,595	$3,492,946	$3,515,541

December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$257,062	$257,062
Commercial real estate residential	274	116	845	1,235	333,998	335,233
Commercial real estate nonresidential	1,303	147	3,509	4,959	752,934	757,893
Dealer floorplans	0	0	0	0	69,452	69,452
Commercial other	1,225	175	108	1,508	288,970	290,478
Commercial unsecured SBA PPP	14	34	0	48	47,287	47,335
Total commercial loans	2,816	472	4,462	7,750	1,749,703	1,757,453

Real estate mortgage	1,171	2,707	6,859	10,737	756,448	767,185
Home equity lines	656	315	903	1,874	104,793	106,667
Total residential loans	1,827	3,022	7,762	12,611	861,241	873,852

Consumer direct	396	179	44	619	156,064	156,683
Consumer indirect	2,889	533	206	3,628	617,197	620,825
Total consumer loans	3,285	712	250	4,247	773,261	777,508

Loans and lease financing	$7,928	$4,206	$12,474	$24,608	$3,384,205	$3,408,813

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.8% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

CTBI’s participation in the CARES Act PPP loan program has resulted in a new loan segment of unsecured commercial other loans that are one hundred percent guaranteed by the SBA.  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loans were made.  These loans currently have no allowance for credit losses.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$37,289	$27,824	$11,120	$53,233	$18,607	$49,251	$0	$197,324
Watch	3,960	9,149	13,921	8,741	8,709	29,113	0	73,593
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	3,339	0	0	3,339
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$41,249	$36,973	$25,041	$61,974	$30,655	$78,364	$0	$274,256

Commercial real estate residential
Risk rating:
Pass	$26,018	$135,618	$48,239	$17,798	$18,552	$52,486	$10,157	$308,868
Watch	614	2,214	2,367	2,000	2,409	7,488	37	17,129
OAEM	0	0	0	0	0	15	0	15
Substandard	322	4,260	1,917	383	1,715	2,614	224	11,435
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$26,954	$142,092	$52,523	$20,181	$22,676	$62,603	$10,418	$337,447

Commercial real estate nonresidential
Risk rating:
Pass	$46,930	$213,550	$97,038	$80,023	$52,560	$198,565	$29,254	$717,920
Watch	2,647	4,430	2,688	3,072	2,602	13,046	1,041	29,526
OAEM	0	0	0	0	0	112	20	132
Substandard	1,347	4,883	5,499	3,416	1,119	10,618	24	26,906
Doubtful	0	0	0	0	0	307	0	307
Total commercial real estate nonresidential	$50,924	$222,863	$105,225	$86,511	$56,281	$222,648	$30,339	$774,791

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$72,309	$72,309
Watch	0	0	0	0	0	0	457	457
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$72,766	$72,766

Commercial other
Risk rating:
Pass	$38,977	$60,835	$39,687	$13,194	$29,265	$29,659	$80,968	$292,585
Watch	949	648	702	364	473	1,177	6,728	11,041
OAEM	0	0	0	0	3	0	0	3
Substandard	1,357	6,954	2,844	1,254	329	795	4,947	18,480
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$41,283	$68,437	$43,233	$14,812	$30,070	$31,631	$92,643	$322,109

Commercial unsecured SBA PPP
Risk rating:
Pass	$0	$22,176	$306	$0	$0	$0	$0	$22,482
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$0	$22,176	$306	$0	$0	$0	$0	$22,482

Commercial loans
Risk rating:
Pass	$149,214	$460,003	$196,390	$164,248	$118,984	$329,961	$192,688	$1,611,488
Watch	8,170	16,441	19,678	14,177	14,193	50,824	8,263	131,746
OAEM	0	0	0	0	3	127	20	150
Substandard	3,026	16,097	10,260	5,053	6,502	14,027	5,195	60,160
Doubtful	0	0	0	0	0	307	0	307
Total commercial loans	$160,410	$492,541	$226,328	$183,478	$139,682	$395,246	$206,166	$1,803,851

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$42,056	$11,231	$53,713	$18,752	$32,765	$20,087	$0	$178,604
Watch	9,234	14,021	8,813	8,780	2,678	30,502	0	74,028
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,355	1,075	0	0	4,430
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	$51,290	$25,252	$62,526	$30,887	$36,518	$50,589	$0	$257,062

Commercial real estate residential
Risk rating:
Pass	$142,364	$54,380	$22,320	$19,826	$11,919	$45,791	$9,544	$306,144
Watch	2,643	2,359	1,962	2,119	554	6,949	156	16,742
OAEM	0	0	0	0	16	0	0	16
Substandard	4,822	1,990	620	1,835	596	2,468	0	12,331
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	$149,829	$58,729	$24,902	$23,780	$13,085	$55,208	$9,700	$335,233

Commercial real estate nonresidential
Risk rating:
Pass	$214,563	$99,131	$82,386	$57,397	$55,422	$168,533	$22,389	$699,821
Watch	5,130	2,865	3,981	2,802	3,655	11,828	767	31,028
OAEM	0	0	0	0	0	178	20	198
Substandard	5,201	5,098	3,764	600	2,016	9,659	200	26,538
Doubtful	0	0	0	0	0	308	0	308
Total commercial real estate nonresidential	$224,894	$107,094	$90,131	$60,799	$61,093	$190,506	$23,376	$757,893

Dealer floorplans
Risk rating:
Pass	$0	$0	$0	$0	$0	$0	$69,105	$69,105
Watch	0	0	0	0	0	0	347	347
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	$0	$0	$0	$0	$0	$0	$69,452	$69,452

Commercial other
Risk rating:
Pass	$72,650	$43,838	$16,495	$29,858	$9,105	$13,346	$75,119	$260,411
Watch	7,196	1,967	1,582	599	332	1,071	11,792	24,539
OAEM	0	0	268	383	12	1	482	1,146
Substandard	1,600	1,589	147	184	287	451	124	4,382
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	$81,446	$47,394	$18,492	$31,024	$9,736	$14,869	$87,517	$290,478

Commercial unsecured SBA PPP
Risk rating:
Pass	$46,227	$1,108	$0	$0	$0	$0	$0	$47,335
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	$46,227	$1,108	$0	$0	$0	$0	$0	$47,335

Commercial loans
Risk rating:
Pass	$517,860	$209,688	$174,914	$125,833	$109,211	$247,757	$176,157	$1,561,420
Watch	24,203	21,212	16,338	14,300	7,219	50,350	13,062	146,684
OAEM	0	0	268	383	28	179	502	1,360
Substandard	11,623	8,677	4,531	5,974	3,974	12,578	324	47,681
Doubtful	0	0	0	0	0	308	0	308
Total commercial loans	$553,686	$239,577	$196,051	$146,490	$120,432	$311,172	$190,045	$1,757,453

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

March 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$11,934	$94,324	$106,258
Nonperforming	0	0	0	0	0	635	337	972
Total home equity lines	$0	$0	$0	$0	$0	$12,569	$94,661	$107,230

Mortgage loans
Performing	$44,293	$196,891	$151,515	$70,288	$35,606	$274,366	$0	$772,959
Nonperforming	0	0	0	485	415	6,594	0	7,494
Total mortgage loans	$44,293	$196,891	$151,515	$70,773	$36,021	$280,960	$0	$780,453

Residential loans
Performing	$44,293	$196,891	$151,515	$70,288	$35,606	$286,300	$94,324	$879,217
Nonperforming	0	0	0	485	415	7,229	337	8,466
Total residential loans	$44,293	$196,891	$151,515	$70,773	$36,021	$293,529	$94,661	$887,683

Consumer direct loans
Performing	$19,055	$62,560	$34,193	$16,419	$9,332	$15,038	$0	$156,597
Nonperforming	0	0	14	0	9	0	0	23
Total consumer direct loans	$19,055	$62,560	$34,207	$16,419	$9,341	$15,038	$0	$156,620

Consumer indirect loans
Performing	$123,676	$235,189	$167,492	$70,474	$46,187	$24,190	$0	$667,208
Nonperforming	0	105	7	53	0	14	0	179
Total consumer indirect loans	$123,676	$235,294	$167,499	$70,527	$46,187	$24,204	$0	$667,387

Consumer loans
Performing	$142,731	$297,749	$201,685	$86,893	$55,519	$39,228	$0	$823,805
Nonperforming	0	105	21	53	9	14	0	202
Total consumer loans	$142,731	$297,854	$201,706	$86,946	$55,528	$39,242	$0	$824,007

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,909	$94,666	$105,575
Nonperforming	0	0	0	0	0	520	572	1,092
Total home equity lines	$0	$0	$0	$0	$0	$11,429	$95,238	$106,667

Mortgage loans
Performing	$195,731	$161,471	$75,792	$37,188	$42,597	$245,666	$0	$758,445
Nonperforming	0	63	424	364	558	7,331	0	8,740
Total mortgage loans	$195,731	$161,534	$76,216	$37,552	$43,155	$252,997	$0	$767,185

Residential loans
Performing	$195,731	$161,471	$75,792	$37,188	$42,597	$256,575	$94,666	$864,020
Nonperforming	0	63	424	364	558	7,851	572	9,832
Total residential loans	$195,731	$161,534	$76,216	$37,552	$43,155	$264,426	$95,238	$873,852

Consumer direct loans
Performing	$71,626	$39,312	$18,492	$10,468	$4,490	$12,251	$0	$156,639
Nonperforming	0	4	3	34	3	0	0	44
Total consumer direct loans	$71,626	$39,316	$18,495	$10,502	$4,493	$12,251	$0	$156,683

Consumer indirect loans
Performing	$263,127	$190,145	$80,793	$54,437	$23,449	$8,668	$0	$620,619
Nonperforming	24	135	20	0	23	4	0	206
Total consumer indirect loans	$263,151	$190,280	$80,813	$54,437	$23,472	$8,672	$0	$620,825

Consumer loans
Performing	$334,753	$229,457	$99,285	$64,905	$27,939	$20,919	$0	$777,258
Nonperforming	24	139	23	34	26	4	0	250
Total consumer loans	$334,777	$229,596	$99,308	$64,939	$27,965	$20,923	$0	$777,508

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed was $4.3 million at March 31, 2022.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2021 was $2.3 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$8,348	$0
Commercial real estate residential	4	7,119	0
Commercial real estate nonresidential	11	19,827	200
Commercial other	4	11,634	300
Total collateral dependent loans	20	$46,928	$500

	December 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,462	$600
Commercial real estate residential	4	7,255	0
Commercial real estate nonresidential	11	19,943	200
Commercial other	1	1,113	350
Total collateral dependent loans	18	$37,773	$1,150

	March 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	6	$34,174	$550
Commercial real estate residential	5	8,679	0
Commercial real estate nonresidential	10	19,431	200
Commercial other	1	1,267	0
Total collateral dependent loans	22	$63,551	$750

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  One of the four loans listed in the commercial other segment at March 31, 2022 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements.  The other three loans in this category are collateralized by accounts receivable, equipment, and inventory.

Certain loans have been modified in TDRs, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are TDRs that occurred during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	154	0	154
Commercial real estate nonresidential	2	245	0	245
Commercial other	4	964	0	964
Total commercial loans	8	1,363	0	1,363

Real estate mortgage	2	0	916	916
Total residential loans	2	0	916	916

Total troubled debt restructurings	10	$1,363	$916	$2,279

	Three Months Ended March 31, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	154	0	154
Commercial real estate nonresidential	2	244	0	244
Commercial other	4	963	0	963
Total commercial loans	8	1,361	0	1,361

Real estate mortgage	2	0	916	916
Total residential loans	2	0	916	916

Total troubled debt restructurings	10	$1,361	$916	$2,277

	Year Ended December 31, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Hotel/motel	0	$0	$0	$0	$0
Commercial real estate residential	6	388	0	0	388
Commercial real estate nonresidential	9	4,179	2,988	0	7,167
Commercial other	5	417	0	0	417
Total commercial loans	20	4,984	2,988	0	7,972

Real estate mortgage	3	278	277	262	817
Total residential loans	3	278	277	262	817

Total troubled debt restructurings	23	$5,262	$3,265	$262	$8,789

	Year Ended December 31, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$424	$0	$0	$424
Commercial real estate nonresidential	9	4,282	3,000	0	7,282
Hotel/motel	0	0	0	0	0
Commercial other	5	340	0	0	340
Total commercial loans	20	5,046	3,000	0	8,046

Real estate mortgage	3	279	277	262	818
Total residential loans	3	279	277	262	818

Total troubled debt restructurings	23	$5,325	$3,277	$262	$8,864

	Three Months Ended March 31, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	1	0	284	284
Commercial other	0	0	0	0
Total commercial loans	1	0	284	284

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	1	$0	$284	$284

	Three Months Ended March 31, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	1	0	284	284
Commercial other	0	0	0	0
Total commercial loans	1	0	284	284

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	1	$0	$284	$284

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $175 thousand and $52 thousand at March 31, 2022 and December 31, 2021, respectively, on loans that were considered TDRs.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as TDRs within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are TDRs for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification.  There were no defaulted restructured loans for the three months ended March 31, 2022.

(in thousands)	Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	0	$0	1	$1,113
Commercial other	0	0	0	0
Residential:
Real estate mortgage	0	0	1	275
Total defaulted restructured loans	0	$0	2	$1,388

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended March 31
(in thousands)	2022	2021
Beginning balance of other real estate owned	$3,486	$7,694
New assets acquired	137	(170)
Fair value adjustments	(246)	(154)
Sale of assets	(1,078)	(1,146)
Ending balance of other real estate owned	$2,299	$6,224

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively.  For a description of our accounting policies relative to foreclosed properties and other real estate owned, see Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2022	December 31 2021
1-4 family	$940	$1,130
Construction/land development/other	465	480
Multifamily	0	88
Non-farm/non-residential	894	1,788
Total foreclosed properties	$2,299	$3,486

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $330.9 million and $317.1 million at March 31, 2022 and December 31, 2021, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021 is presented in the following tables:

	March 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$2,470	$0	$25,000	$14,209	$41,679
State and political subdivisions	82,075	0	0	22,045	104,120
U.S. government sponsored agency mortgage-backed securities	25,228	0	0	83,596	108,824
Total	$109,773	$0	$25,000	$119,850	$254,623

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,176	$16	$5,400	$10,040	$18,632
State and political subdivisions	83,375	484	13,633	9,427	106,919
U.S. government sponsored agency mortgage-backed securities	24,689	0	85,967	34,881	145,537
Total	$111,240	$500	$105,000	$54,348	$271,088

Note 7 – Fair Value of Financial Assets and Liabilities

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  In this standard, the FASB clarifies the principle that fair value should be based on the exit price when pricing the asset or liability.  In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy is as follows:

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$451,731	$402,275	$49,456	$0
State and political subdivisions	302,662	0	302,662	0
U.S. government sponsored agency mortgage-backed securities	655,213	0	655,213	0
Asset-backed securities	93,559	0	93,559	0
Equity securities at fair value	2,352	0	0	2,352
Mortgage servicing rights	7,748	0	0	7,748

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$295,770	$242,214	$53,556	$0
State and political subdivisions	334,203	0	334,203	0
U.S. government sponsored agency mortgage-backed securities	730,809	0	730,809	0
Asset-backed securities	94,647	0	94,647	0
Equity securities at fair value	2,253	0	0	2,253
Mortgage servicing rights	6,774	0	0	6,774

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2022 and December 31, 2021.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2022.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Securities classified as AFS are reported at fair value on a recurring basis.  U.S. Treasury and government agencies are classified as Level 1 of the valuation hierarchy where quoted market prices are available in the active market on which the individual securities are traded.

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

Equity Securities at Fair Value

As of March 31, 2022 and December 31, 2021, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices.  CTBI reports MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes the expertise of an independent third party.  Accordingly, fair value is determined by the independent third party by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements of MSRs are tested for impairment on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  We have reviewed the assumptions, processes, and conclusions of the third party provider.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 MSRs.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,253	$6,774	$2,471	$4,068
Total unrealized gains (losses) Included in net income	99	983	(228)	1,030
Issues	0	229	0	736
Settlements	0	(238)	0	(250)
Ending balance	$2,352	$7,748	$2,243	$5,584

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$99	$983	$(228)	$1,030

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended March 31
(in thousands)	2022	2021
Total gains	$844	$552

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at March 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$759	$0	$0	$759
Other real estate owned	688	0	0	688

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral-dependent loans	$1,238	$0	$0	$1,238
Other real estate owned	1,487	0	0	1,487

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral- dependent loans disclosed above was a recovery of $0.1 million at March 31, 2022, and expense of $0.4 million and $0.3 million for the quarters ended December 31, 2021 and March 31, 2021, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on OREO disclosed above were $0.2 million for each of the quarters ended March 31, 2022, December 31, 2021, and March 31, 2021.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2022 and December 31, 2021.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,352	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 - Dec 2028 (Dec 2026)

Mortgage servicing rights	$7,748	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 28.3% (8.1%)
			Probability of default	0.0% - 66.7% (1.3%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral dependent loans	$759	Market comparable properties	Marketability discount	20.0% - 20.0% (20.0%)

Other real estate owned	$688	Market comparable properties	Comparability adjustments	10.0% - 34.15% (14.3%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,253	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 - Dec 2028 (Dec 2026)

Mortgage servicing rights	$6,774	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 26.7% (10.0%)
			Probability of default	0.0% - 75.0% (1.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,238	Market comparable properties	Marketability discount	20.0% - 62.0% (41.0%)

Other real estate owned	$1,487	Market comparable properties	Comparability adjustments	10.0% - 45.5% (15.1%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6181 and the most recent dividend rate of 0.6068 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

Mortgage Servicing Rights

Fair value for MSRs is derived based on unobservable inputs, such as prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted average default rate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for prepayment speeds is accompanied by a directionally opposite change in the assumption for interest rates.

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2022 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of March 31, 2022 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2022 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$164,485	$164,485	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,503,165	402,275	1,100,890	0
Equity securities at fair value	2,352	0	0	2,352
Loans held for sale	1,941	1,979	0	0
Loans, net	3,473,232	0	0	3,565,567
Federal Home Loan Bank stock	8,139	0	8,139	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,024	0	15,024	0

Financial liabilities:
Deposits	$4,428,304	$1,398,529	$3,046,220	$0
Repurchase agreements	254,623	0	0	254,885
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	370	0	392	0
Long-term debt	57,841	0	0	47,415
Accrued interest payable	1,306	0	1,306	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2021 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2021 Using
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

CTBI’s additional source of income, also referred to as noninterest income, includes service charges on deposit accounts, gains/losses on the sale of OREO, gains/losses on the sale of property, plant and equipment, trust and wealth management income, loan related fees, brokerage revenue, and other miscellaneous income and is largely based on contracts with customers.  In these cases, CTBI recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. CTBI considers a customer to be any party to which we will provide goods or services that are an output of CTBI’s ordinary activities in exchange for consideration.  There is little seasonality with regards to revenue from contracts with customers and all inter-company revenue is eliminated when CTBI’s financial statements are consolidated.

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

We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Noninterest income not generated under accounting guidance for revenue from contracts with customers during CTBI’s ordinary activities primarily relates to gains on sales of loans, MSRs, gains/losses on the sale of investment securities, and income from bank owned life insurance.

For more information related to our components of noninterest income, see the Condensed Consolidated Statements of Income and Comprehensive Income above.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(in thousands except per share data)	2022	2021
Numerator:
Net income	$19,728	$23,618

Denominator:
Basic earnings per share:
Weighted average shares	17,820	17,774
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	12	13
Adjusted weighted average shares	17,832	17,787

Earnings per share:
Basic earnings per share	$1.11	$1.33
Diluted earnings per share	1.11	1.33

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2022 and 2021. In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income

Unrealized gains on AFS securities

Amounts reclassified from accumulated other comprehensive income (“AOCI”) and the affected line items in the statements of income during the three months ended March 31, 2022 and 2021 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended March 31
	2022	2021
Affected line item in the statements of income
Securities gains	$0	$60
Tax expense	0	16
Total reclassifications out of AOCI	$0	$44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December, 31, 2021.  The MD&A includes the following sections:

❖	Our Business

❖	Financial Goals and Performance

❖	Results of Operations and Financial Condition

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

CTBI is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2022, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.7 billion.  Total shareholders’ equity at March 31, 2022 was $653.4 million.  Trust assets under management at March 31, 2022 were $3.6 billion, including CTB’s investment portfolio totaling $1.5 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full service brokerage, and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2021.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2022 of $19.7 million, or $1.11 per basic share, compared to $19.2 million, or $1.08 per basic share, earned during the fourth quarter 2021 and $23.6 million, or $1.33 per basic share, earned during the first quarter 2021.  Noninterest income remained relatively flat to prior quarter, but decreased from prior year same quarter; however, our total revenue declined from both periods, primarily as a result of a decline in interest income on U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.  Provision for loan losses for the quarter was $0.9 million, compared to provision of $0.5 million for the quarter ended December 31, 2021 and a recovery of provision of $2.5 million for the first quarter 2021.

Quarterly Highlights

❖	Net interest income for the quarter of $40.0 million was $0.8 million, or 1.9%, below prior quarter and $0.2 million, or 0.5%, below first quarter 2021.

❖
Provision for loan losses for the quarter was $0.9 million, compared to provision of $0.5 million for the quarter ended December 31, 2021 and a recovery of provision of $2.5 million for the first quarter 2021.

❖
Our loan portfolio increased $106.7 million, an annualized 12.7%, during the quarter but decreased $23.3 million, or 0.7%, from March 31, 2021.  Loans, excluding PPP loans, increased $131.6 million during the quarter.

❖
Net loan charge-offs were $0.3 million, or 0.04% of average loans annualized, for the quarter ended March 31, 2022 compared to a net recovery of loan charge-offs for the fourth quarter 2021 of $8 thousand and net loan charge-offs of $0.2 million, or 0.02% of average loans annualized, for the first quarter 2021.

❖
Asset quality remains strong from prior quarter as our nonperforming loans, excluding troubled debt restructurings (“TDRs”), decreased to $13.7 million at March 31, 2022 from $16.6 million at December 31, 2021 and $21.0 million at March 31, 2021.  Nonperforming assets at $16.0 million decreased $4.1 million from December 31, 2021 and $11.3 million from March 31, 2021.

❖	Deposits, including repurchase agreements, increased $67.5 million, an annualized 5.9%, during the quarter and $94.9 million, or 2.1%, from March 31, 2021.

❖	Shareholders’ equity declined $44.8 million, or 6.4%, during the quarter due to a $58.1 million net after tax increase in unrealized losses on our securities portfolio

❖	Noninterest income for the quarter ended March 31, 2022 of $15.0 million remained relatively flat to prior quarter, but decreased $0.6 million, or 3.9%, from prior year same quarter.

❖	Noninterest expense for the quarter ended March 31, 2022 of $29.4 million decreased $1.8 million, or 5.7%, from prior quarter, but increased $1.0 million, or 3.7%, from prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2022 vs. 2021
Quarter Ended March 31	2022	2021	Amount	Percent
Net interest income	$40,032	$40,242	$(210)	(0.5)%
Provision for credit losses	875	(2,499)	3,374	(139.0)%
Noninterest income	14,965	15,577	(612)	(3.9)%
Noninterest expense	29,359	28,310	1,049	3.7%
Income taxes	5,035	6,390	(1,355)	(21.2)%
Net income	$19,728	$23,618	$(3,890)	(16.5)%

Average earning assets	$5,134,150	$4,957,636	$176,514	3.6%

Yield on average earnings assets, tax equivalent*	3.46%	3.63%	(0.17)%	(4.9)%
Cost of interest bearing funds	0.42%	0.48%	(0.06)%	(12.3)%

Net interest margin, tax equivalent*	3.18%	3.31%	(0.13)%	(3.9)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change 1Q 2022 Compared to:
(dollars in thousands) Quarterly Periods	Q1 2022	Q4 2021	Q1 2021	Q4 2021	Q1 2021
Components of net interest income
Income on earning assets, tax equivalent:
Financial assets	$5,595	$5,430	$3,883	3.0%	44.1%
Loans and leases:
Commercial	20,698	21,613	22,634	(4.2)%	(8.6)%
Residential	8,175	8,073	8,287	1.3%	(1.4)%
Consumer	9,294	9,465	9,624	(1.8)%	(3.4)%
Total loans and leases	38,167	39,151	40,545	(2.5)%	(5.9)%
Interest income, tax equivalent	43,762	44,581	44,428	(1.8)%	(1.5)%

Expense on interest bearing liabilities:
Deposits, including repurchase agreements	3,208	3,276	3,691	(2.1)%	(13.1)%
Other financial liabilities	287	265	278	8.3%	3.1%
Interest expense	3,495	3,541	3,969	(1.3)%	(11.9)%

Net interest income, tax equivalent	$40,267	$41,040	$40,459	(1.9)%	(0.5)%

Average yield and rates paid
Earnings assets yield	3.46%	3.45%	3.63%	0.3%	(4.9)%
Rate paid on interest bearing liabilities	0.42%	0.42%	0.48%	0.5%	(12.3)%
Gross interest margin	3.04%	3.03%	3.15%	0.3%	(3.7)%
Net interest margin	3.18%	3.17%	3.31%	0.3%	(3.9)%

Average balances
Investment securities	$1,486,799	$1,498,781	$1,063,773	(0.8)%	39.8%
Loans	$3,440,439	$3,381,206	$3,548,358	1.8%	(3.0)%
Earning assets	$5,134,150	$5,133,843	$4,957,636	0.0%	3.6%
Interest-bearing liabilities	$3,350,208	$3,337,053	$3,335,206	0.4%	0.4%

Net interest income for the quarter ended March 31, 2022 of $40.0 million was $0.8 million, or 1.9%, below prior quarter and $0.2 million, or 0.5%, below first quarter 2021.  Our net interest income excluding PPP loans for the quarter ended March 31, 2022 was $38.6 million compared to $38.3 million for the quarter ended December 31, 2021 and $36.3 million for the quarter ended March 31, 2021.  Our net interest margin, on a fully tax equivalent basis, at 3.18% increased 1 basis point from prior quarter but decreased 13 basis points from prior year same quarter, as our average earning assets increased $0.3 million from prior quarter and $176.5 million from prior year same quarter.  Our yield on average earning assets increased 1 basis point from prior quarter but decreased 17 basis points from prior year same quarter, and our cost of funds remained unchanged from prior quarter but decreased 6 basis points from prior year same quarter.  As discussed more fully below, the impact of the PPP loans to the net interest margin for the first quarter 2022 was 11 basis points.

The PPP loan portfolio had an annualized yield for the quarter of 17.03% compared to 13.61% for the fourth quarter 2021.  Interest income on the portfolio was $86 thousand during the quarter, down $98 thousand from prior quarter, while the amortization of net loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $1.4 million, down $0.9 million from prior quarter.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact of the PPP loan portfolio to the net interest margin was an increase of 11 basis points for the first quarter 2022 compared to an increase of 15 basis points for the fourth quarter 2021.

Our ratio of average loans to deposits, including repurchase agreements, was 74.2% for the quarter ended March 31, 2022 compared to 73.3% for the quarter ended December 31, 2021 and 79.9% for the quarter ended March 31, 2021.

Provision for Credit Losses

Provision for loan losses for the quarter was $0.9 million, compared to provision of $0.5 million for the quarter ended December 31, 2021 and a recovery of provision of $2.5 million for the first quarter 2021.

Noninterest Income

				Percent Change 1Q 2022 Compared to:
(dollars in thousands) Quarterly Periods	1Q 2022	4Q 2021	1Q 2021	4Q 2021	1Q 2021
Deposit service charges	$6,746	$7,083	$6,022	(4.8)%	12.0%
Trust revenue	3,248	3,305	2,951	(1.7)%	10.1%
Gains on sales of loans	597	1,241	2,433	(51.9)%	(75.5)%
Loan related fees	2,062	1,254	2,270	64.4%	(9.2)%
Bank owned life insurance revenue	691	1,036	573	(33.3)%	20.5%
Brokerage revenue	590	432	457	36.5%	29.3%
Other	1,031	626	871	64.8%	18.4%
Total noninterest income	$14,965	$14,977	$15,577	(0.1)%	(3.9)%

Noninterest income for the quarter ended March 31, 2022 of $15.0 million was relatively flat to prior quarter, but a decrease of $0.6 million, or 3.9%, from prior year same quarter.  Decreases from prior quarter in gains on sales of loans ($0.6 million) and deposit related fees ($0.3 million) were offset by increases in loan related fees ($0.8 million) and securities gains ($0.3 million).  The decrease from prior year same quarter included decreases in gains on sales of loans ($1.8 million) and loan related fees ($0.2 million), partially offset by increases in deposit related fees ($0.7 million), trust revenue ($0.3 million), and securities gains ($0.2 million).  Gains on sales of loans were impacted by the slowdown in the industry-wide mortgage refinancing boom.  Deposit related fees were primarily impacted by debit card income.  Loan related fees were primarily impacted by the change in the fair value of MSRs.

Noninterest Expense

				Percent Change 1Q 2022 Compared to:
(dollars in thousands) Quarterly Periods	1Q 2022	4Q 2021	1Q 2021	4Q 2021	1Q 2021
Salaries	$11,739	$11,982	$11,412	(2.0)%	2.9%
Employee benefits	5,799	7,486	5,421	(22.5)%	7.0%
Net occupancy and equipment	2,854	2,625	2,828	8.7%	0.9%
Data processing	2,201	2,099	2,159	4.8%	1.9%
Legal and professional fees	867	868	893	(0.1)%	(2.8)%
Advertising and marketing	752	676	722	11.2%	4.1%
Taxes other than property and payroll	426	542	370	(21.3)%	15.2%
Net other real estate owned expense	353	299	318	17.8%	11.0%
Other	4,368	4,572	4,187	(4.4)%	4.3%
Total noninterest expense	$29,359	$31,149	$28,310	(5.7)%	3.7%

Noninterest expense for the quarter ended March 31, 2022 of $29.4 million decreased $1.8 million, or 5.7%, from prior quarter, but increased $1.0 million, or 3.7%, from prior year same quarter.  The decrease in noninterest expense quarter over quarter was the result of a decrease in personnel expense ($1.9 million), which was primarily due to a lower accrual for bonuses and incentives.  The increase from prior year same quarter was primarily the result of an increase in personnel expense year over year ($0.7 million) and loan related expenses ($0.2 million).  This increase in personnel expense included increases in salaries, group medical and life insurance expense, and other employee benefits.

Balance Sheet Review

CTBI’s total assets at March 31, 2022 of $5.4 billion increased $24.9 million, or 1.9% annualized, from December 31, 2021 and $83.0 million, or 1.5%, from March 31, 2021.  Loans outstanding at March 31, 2022 were $3.5 billion, an increase of $106.7 million, an annualized 12.7%, from December 31, 2021 but a decrease of $23.3 million, or 0.7%, from March 31, 2021.  Loans, excluding PPP loans, increased $131.6 million during the quarter, with a $71.3 million increase in the commercial loan portfolio, a $46.5 million increase in the indirect consumer loan portfolio, and a $13.8 million increase in the residential loan portfolio.  The PPP loan portfolio declined $24.9 million during the quarter as a result of SBA forgiveness.  CTBI’s investment portfolio increased $47.8 million, or an annualized 13.3%, from December 31, 2021 and $348.1 million, or 30.1%, from March 31, 2021.  Deposits in other banks decreased $159.1 million from prior quarter and $250.3 million from prior year same quarter.  Deposits in other banks were used during the quarter to fund loan growth and additional investments in available-for-sale securities.  Deposits, including repurchase agreements, at $4.7 billion increased $67.5 million, or an annualized 5.9%, from December 31, 2021 and $94.9 million, or 2.1%, from March 31, 2021.

Shareholders’ equity at March 31, 2022 was $653.4 million, a $44.8 million, or 6.4%, decrease from the $698.2 million at December 31, 2021 and an $8.7 million, or 1.3%, decrease from the $662.1 million at March 31, 2021.  The decline in shareholders’ equity is due to a $58.1 million net after tax increase during the quarter in unrealized losses on our securities portfolio.  CTBI’s annualized dividend yield to shareholders as of March 31, 2022 was 3.88%.

Loans

(dollars in thousands)	March 31, 2022
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$274,256	6.7%	$(216)	$0	$4,711
Commercial real estate residential	337,447	0.7	(26)	418	4,070
Commercial real estate nonresidential	774,791	2.2	111	4,275	9,169
Dealer floorplans	72,766	4.8	0	0	1,519
Commercial other	322,109	10.9	(56)	321	4,844
Commercial unsecured SBA PPP	22,482	(52.5)	0	8	0
Total commercial	1,803,851	2.6	(187)	5,022	24,313

Residential:
Real estate mortgage	780,453	1.7	(72)	7,494	7,662
Home equity	107,230	0.5	(14)	972	819
Total residential	887,683	1.6	(86)	8,466	8,481

Consumer:
Consumer direct	156,620	(0.0)	16	23	1,787
Consumer indirect	667,387	7.5	(65)	179	7,728
Total consumer	824,007	6.0	(49)	202	9,515

Total loans	$3,515,541	3.1%	$(322)	$13,690	$42,309

Total Deposits and Repurchase Agreements

				Percent Change 1Q 2022 Compared to:
(dollars in thousands)	1Q 2022	4Q 2021	1Q 2021	4Q 2021	1Q 2021
Non-interest bearing deposits	$1,398,529	$1,331,103	$1,283,309	5.1%	9.0%
Interest bearing deposits
Interest checking	89,863	97,064	91,803	(7.4)%	(2.1)%
Money market savings	1,200,408	1,206,401	1,240,530	(0.5)%	(3.2)%
Savings accounts	666,874	632,645	574,181	5.4%	16.1%
Time deposits	1,072,630	1,077,079	1,043,949	(0.4)%	2.7%
Repurchase agreements	254,623	271,088	354,235	(6.1)%	(28.1)%
Total interest bearing deposits and repurchase agreements	3,284,398	3,284,277	3,304,698	0.0%	(0.6)%
Total deposits and repurchase agreements	$4,682,927	$4,615,380	$4,588,007	1.5%	2.1%

Asset Quality

CTBI’s total nonperforming loans, excluding TDRs, decreased to $13.7 million at March 31, 2022 from $16.6 million at December 31, 2021 and $21.0 million at March 31, 2021.  Accruing loans 90+ days past due at $4.9 million decreased $1.1 million from prior quarter and $4.0 million from March 31, 2021.  Nonaccrual loans at $8.8 million decreased $1.8 million during the quarter and $3.4 million from March 31, 2021.  Accruing loans 30-89 days past due at $10.8 million remained relatively stable from prior quarter but decreased $2.4 million from March 31, 2021.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, TDR, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the condensed consolidated financial statements contained herein.

Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2022 was 309.1% compared to 251.2% at December 31, 2021 and 215.5% at March 31, 2021.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2022 was 1.20% (1.21% excluding PPP loans) compared to 1.22% at December 31, 2021 (1.24% excluding PPP loans) and 1.28% at March 31, 2021 (1.38% excluding PPP loans).

Our level of foreclosed properties at $2.3 million at March 31, 2022 was a $1.2 million decrease from the $3.5 million at December 31, 2021 and a $3.9 million decrease from the $6.2 million at March 31, 2021.  Sales of foreclosed properties for the quarter ended March 31, 2022 totaled $1.1 million while new foreclosed properties totaled $0.1 million.  At March 31, 2022, the book value of properties under contracts to sell was $0.3 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the first quarter 2022 to reflect the decrease in current market values of foreclosed properties totaled $0.2 million, compared to $0.2 million during each of the quarters ended December 31, 2021 and March 31, 2021.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 97% of our other real estate owned (“OREO”) properties and approximately 94% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at March 31, 2022 is shown below:

(dollars in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	20	$1,379	Less than one year	$499
3 to 6 months	4	140	1 year	513
6 to 9 months	5	137	2 years	231
9 to 12 months	2	35	3 years	113
12 to 18 months	3	478	4 years	85
18 to 24 months	1	130	5 years	0
Total	35	$2,299	6 years	234
			7 years	597
			8 years	0
			9 years	27
			Total	$2,299

          Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of five years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within ten years.  As of March 31, 2022, one foreclosed property with a total book value of $27 thousand had been held by us for at least nine years.

Net loan charge-offs were $0.3 million, or 0.04% of average loans annualized, for the quarter ended March 31, 2022 compared to a net recovery of loan charge-offs for the fourth quarter 2021 of $8 thousand and net loan charge-offs of $0.2 million, or 0.02% of average loans annualized, for the first quarter 2021.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2022	March 15, 2022	$0.400
January 1, 2022	December 15, 2021	$0.400
October 1, 2021	September 15, 2021	$0.400
July 1, 2021	June 15, 2021	$0.385
April 1, 2021	March 15, 2021	$0.385
January 1, 2021	December 15, 2020	$0.385

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of March 31, 2022, we had approximately $164.5 million in cash and cash equivalents and approximately $1.5 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $311.8 million and $1.5 billion at December 31, 2021.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at March 31, 2022 and at December 31, 2021.  As of March 31, 2022, we had a $490.5 million available borrowing position with the Federal Home Loan Bank, compared to $484.4 million at December 31, 2021.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2022 and at December 31, 2021, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2022 were deposits with the Federal Reserve of $103.3 million, compared to $262.4 million at December 31, 2021.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2022, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 230% of equity capital.  Fifty-nine percent of the pledge-eligible portfolio was pledged.

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

CTBI’s Asset/Liability Management Committee, which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits.  Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income spread evenly over the twelve-month period.

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended March 31, 2022 of 3.88%.  Shareholders’ equity decreased 6.4% from December 31, 2021 to $653.4 million at March 31, 2022, as a result of a $58.1 million net after tax increase during the quarter in unrealized losses on our securities portfolio.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.400 per share and $0.385 per share for the three months ended March 31, 2022 and 2021, respectively.  We retained 64.0% of our earnings for the first three months of 2022 compared to 71.1% for the first three months of 2021.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR framework.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of March 31, 2022 was 13.15%.  CTB’s CBLR ratio as of March 31, 2022 was 12.53%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of March 31, 2022, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of March 31, 2022, a total of 2,465,294 shares have been repurchased through this program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to our consolidated financial statements.

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

We disaggregate our portfolio loans into portfolio segments for purposes of determining the ACL.  Our loan portfolio segments include commercial, residential mortgage, and consumer.  We further disaggregate our portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  For an analysis of CTBI’s ACL by portfolio segment and credit quality information by class, refer to Note 4 to the condensed consolidated financial statements contained herein.

CTBI maintains the ACL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans.  Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where CTBI reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by CTBI.  Accrued interest receivable on loans is presented in our consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  For additional information on CTBI’s accounting policies related to nonaccrual loans, refer to Note 1 to the condensed consolidated financial statements contained herein.

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

Larger commercial loans with balances exceeding $1 million that exhibit probable or observed credit weaknesses are individually evaluated for an ACL if such loans, (i) have a criticized risk rating, (ii) are on nonaccrual status, (iii) are classified as TDRs, or (iv) are 90 days or more past due.  CTBI considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of the ACL.  Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and our evaluation of the borrower’s management.  Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors.  When loans are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to CTBI.  Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceeds the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.  Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Specific allowances on individually evaluated commercial loans, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.

Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  For collectively evaluated commercial loans, CTBI uses a static pool methodology based on our risk rating system.  See Note 4 to the condensed consolidated financial statements contained herein for information on CTBI’s risk rating system.  Other homogenous loans such as the residential mortgage and consumer portfolio segments derive their ACL from vintage modeling.  Vintage modeling was chosen primarily because these loans have fixed amortization schedules, and it allows CTBI to track loans from origination to completion, including repayments and prepayments, and captures net charge-offs by the different vintages providing historical loss rates.  These are the two primary models utilized for ACL determination although there are additional models for specific processes in addition.  CTBI’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk grades, external credit ratings or scores, delinquency status, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions.  CTBI developed our models from historical observations capturing a full economic cycle when possible.

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

Goodwill – Business combinations entered into by CTBI typically include the recognition of goodwill.  U.S. generally accepted accounting principles (“GAAP”) require goodwill to be tested for impairment on an annual basis, which for CTBI is October 1, and more frequently if events or circumstances indicate that there may be impairment.  Refer to Note 1 to the condensed consolidated financial statements contained herein for a discussion on the methodology used by CTBI to assess goodwill for impairment.

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

Income Taxes – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year.  Deferred tax liabilities (“DTLs”) and deferred tax assets (“DTAs”) are also established for the future tax consequences of events that have been recognized in CTBI’s financial statements or tax returns.  A DTL or DTA is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years.  The valuation of current and deferred income tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws.  The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes.

Fair Value Measurements – As a financial services company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly.  In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities.  In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.  Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities or result in material changes to our consolidated financial statements from period to period.  Detailed information regarding fair value measurements can be found in Note 7 to the condensed consolidated financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.99 percent over one year and 7.46 percent over two years.  A 25 basis point decrease in the yield curve would decrease net interest income by an estimated 0.54 percent over one year and 1.02 percent over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2022 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2022	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer