Form 10-Q
period 2022-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2022-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Common stock – 17,901,373 shares outstanding at July 31, 2022

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2022	December 31 2021
Assets:
Cash and due from banks	$75,373	$46,558
Interest bearing deposits	136,293	265,198
Federal funds sold	2,000	0
Cash and cash equivalents	213,666	311,756

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,534,312 and $1,461,829, respectively)	1,402,127	1,455,429
Equity securities at fair value	2,128	2,253
Loans held for sale	936	2,632

Loans	3,558,443	3,408,813
Allowance for credit losses	(42,344)	(41,756)
Net loans	3,516,099	3,367,057

Premises and equipment, net	40,704	40,479
Right-of-use assets	12,005	12,148
Federal Home Loan Bank stock	8,139	8,139
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	91,974	91,097
Mortgage servicing rights	8,220	6,774
Other real estate owned	1,954	3,486
Deferred tax asset	31,851	0
Accrued interest receivable	15,801	15,415
Other assets	31,124	30,970
Total assets	$5,447,350	$5,418,257

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,408,148	$1,331,103
Interest bearing	3,064,780	3,013,189
Total deposits	4,472,928	4,344,292

Repurchase agreements	238,733	271,088
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	365	375
Long-term debt	57,841	57,841
Deferred tax liability	0	546
Operating lease liability	11,069	11,583
Finance lease liability	1,410	1,422
Accrued interest payable	1,863	1,016
Other liabilities	30,591	31,392
Total liabilities	4,815,300	4,720,055

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2022 – 17,895,181; 2021 – 17,843,081	89,475	89,215
Capital surplus	228,020	227,085
Retained earnings	412,484	386,750
Accumulated other comprehensive loss, net of tax	(97,929)	(4,848)
Total shareholders’ equity	632,050	698,202

Total liabilities and shareholders’ equity	$5,447,350	$5,418,257

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans, including loans held for sale	$39,234	$39,684	$77,401	$80,373
Interest and dividends on securities
Taxable	4,944	3,148	9,328	5,723
Tax exempt	752	795	1,524	1,534
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	134	123	248	247
Interest on Federal Reserve Bank deposits	273	116	355	192
Other, including interest on federal funds sold	15	9	23	17
Total interest income	45,352	43,875	88,879	88,086

Interest expense:
Interest on deposits	3,847	3,228	6,801	6,615
Interest on repurchase agreements and federal funds purchased	336	366	590	670
Interest on advances from Federal Home Loan Bank	1	0	1	0
Interest on long-term debt	378	274	665	552
Total interest expense	4,562	3,868	8,057	7,837

Net interest income	40,790	40,007	80,822	80,249
Provision for credit losses (recovery)	77	(4,257)	952	(6,756)
Net interest income after provision for credit losses (recovery)	40,713	44,264	79,870	87,005

Noninterest income:
Deposit related fees	7,263	6,358	14,009	12,380
Gains on sales of loans, net	519	1,907	1,116	4,340
Trust and wealth management income	3,198	3,349	6,446	6,300
Loan related fees	1,415	1,004	3,477	3,274
Bank owned life insurance	702	581	1,393	1,154
Brokerage revenue	459	554	1,049	1,011
Securities gains (losses)	(225)	280	(126)	112
Other noninterest income	1,170	1,488	2,102	2,527
Total noninterest income	14,501	15,521	29,466	31,098

Noninterest expense:
Officer salaries and employee benefits	4,239	5,379	8,121	9,117
Other salaries and employee benefits	14,295	13,581	27,951	26,676
Occupancy, net	2,120	2,018	4,365	4,213
Equipment	636	650	1,245	1,283
Data processing	2,095	1,870	4,296	4,029
Bank franchise tax	416	365	831	725
Legal fees	348	287	649	639
Professional fees	536	466	1,102	1,007
Advertising and marketing	659	710	1,411	1,432
FDIC insurance	358	323	713	649
Other real estate owned provision and expense	43	488	396	806
Repossession expense	131	12	231	211
Amortization of limited partnership investments	747	838	1,480	1,675
Other noninterest expense	3,355	2,511	6,546	5,346
Total noninterest expense	29,978	29,498	59,337	57,808

Income before income taxes	25,236	30,287	49,999	60,295
Income taxes	4,965	6,356	10,000	12,746
Net income	20,271	23,931	39,999	47,549

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(47,222)	6,075	(125,786)	(7,381)
Less: Reclassification adjustments for realized gains (losses) included in net income	(1)	0	(1)	60
Tax expense (benefit)	(12,277)	1,579	(32,704)	(1,935)
Other comprehensive income (loss), net of tax	(34,944)	4,496	(93,081)	(5,506)
Comprehensive income (loss)	$(14,673)	$28,427	$(53,082)	$42,043

Basic earnings per share	$1.14	$1.35	$2.24	$2.67
Diluted earnings per share	$1.14	$1.34	$2.24	$2.67

Weighted average shares outstanding-basic	17,835	17,784	17,827	17,779
Weighted average shares outstanding-diluted	17,843	17,800	17,838	17,794

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2022	17,884,106	$89,420	$227,589	$399,347	$(62,985)	$653,371
Net income				20,271		20,271
Other comprehensive loss					(34,944)	(34,944)
Cash dividends declared ($0.40 per share)				(7,134)		(7,134)
Issuance of common stock	6,075	30	221			251
Issuance of restricted stock	5,000	25	(25)			0
Stock-based compensation			235			235
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2021	17,826,076	$89,131	$225,861	$343,511	$3,566	$662,069
Net income				23,931		23,931
Other comprehensive income					4,496	4,496
Cash dividends declared ($0.385 per share)				(6,847)		(6,847)
Issuance of common stock	5,403	27	215			242
Issuance of restricted stock	0	0	0			0
Stock-based compensation			192			192
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2022	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				39,999		39,999
Other comprehensive loss					(93,081)	(93,081)
Cash dividends declared ($0.80 per share)				(14,265)		(14,265)
Issuance of common stock	38,566	193	306			499
Issuance of restricted stock	40,438	202	(202)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			696			696
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2021	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				47,549		47,549
Other comprehensive loss					(5,506)	(5,506)
Cash dividends declared ($0.77 per share)				(13,692)		(13,692)
Issuance of common stock	29,566	148	332			480
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			387			387
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$39,999	$47,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,560	2,533
Deferred taxes	306	(643)
Stock-based compensation	742	423
Provision for credit losses (recovery)	952	(6,756)
Write-downs of other real estate owned and other repossessed assets	269	504
Gains on sale of mortgage loans held for sale	(1,116)	(4,340)
Securities (gains)/losses	1	(60)
Fair value adjustment in equity securities	125	(52)
Gains on sale of assets, net	(43)	(227)
Proceeds from sale of mortgage loans held for sale	49,301	196,989
Funding of mortgage loans held for sale	(46,489)	(174,303)
Amortization of securities premiums and discounts, net	3,341	3,824
Change in cash surrender value of bank owned life insurance	(878)	(682)
Payment of operating lease liabilities	(894)	(855)
Mortgage servicing rights:
Fair value adjustments	(994)	(421)
New servicing assets created	(452)	(1,410)
Changes in:
Accrued interest receivable	(386)	351
Other assets	(154)	1,047
Accrued interest payable	847	375
Other liabilities	(855)	6,098
Net cash provided by operating activities	46,182	69,944

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(178,054)	(559,810)
Proceeds from sales of AFS securities	0	1,080
Proceeds from prepayments, calls, and maturities of AFS securities	102,230	187,189
Change in loans, net	(149,504)	106,337
Purchase of premises and equipment	(2,262)	(612)
Proceeds from sale and retirement of premises and equipment	0	812
Proceeds from sale of stock by Federal Home Loan Bank	0	1,020
Proceeds from sale of other real estate owned and repossessed assets	888	1,128
Additional investment in other real estate owned and repossessed assets	(73)	0
Proceeds from settlement of bank owned life insurance	1	0
Net cash used in investing activities	(226,774)	(262,856)

Cash flows from financing activities:
Change in deposits, net	128,636	307,620
Change in repurchase agreements and federal funds purchased, net	(32,355)	14,706
Proceeds from Federal Home Loan Bank advances	20,000	0
Payments on advances from Federal Home Loan Bank	(20,010)	(10)
Payment of finance lease liabilities	(12)	(8)
Issuance of common stock	499	480
Dividends paid	(14,256)	(13,691)
Net cash provided by financing activities	82,502	309,097
Net increase (decrease) in cash and cash equivalents	(98,090)	116,185
Cash and cash equivalents at beginning of period	311,756	338,235
Cash and cash equivalents at end of period	$213,666	$454,420

Supplemental disclosures:
Income taxes paid	$8,710	$11,030
Interest paid	7,210	7,462
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	935	475
Common stock dividends accrued, paid in subsequent quarter	257	239
Real estate acquired in settlement of loans	444	251

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2022, the results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in our annual report on Form 10-K.

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

➢       Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.   Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, in the vintage disclosures required by paragraph 326-20-50-6.  The amendments in the ASU are for fiscal periods beginning after December 22, 2022, including interim periods within those fiscal years.  The changes can be early adopted, separately by topic. We do not anticipate a significant impact to our consolidated financial statements.

➢          Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The FASB issued this ASU (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The amendments in ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s).  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We do not anticipate a significant impact to our consolidated financial statements.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2022 and December 31, 2021, CTBI held no securities designated as held-to-maturity.

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

In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner. Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan. The methodology used by CTBI is developed using the current loan balance, which is then compared to amortized cost balances to analyze the impact. The difference in amortized cost basis versus consideration of loan balances impacts the allowance for credit losses calculation by 1 basis point and is considered immaterial. The primary difference is for indirect lending premiums.

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

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  With the implementation of ASC 326, weighted average life calculations were completed as a tool to determine the life of CTBI’s various loan segments. Vintage modeling was used to determine the life of loan losses for consumer and residential real estate loans. Static pool modeling was used to determine the life of loan losses for commercial loan segments. Qualitative factors used to derive CTBI’s total ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses, and underwriting exceptions.  Forecasting factors including unemployment rates and industry specific forecasts for industries in which our total exposure is 5% of capital or greater are also included as factors in the ACL model.  Management continually reevaluates the other subjective factors included in our ACL analysis.

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

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the six months ended June 30, 2022 and 2021, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and six months ended June 30, 2022 was $258 thousand and $742 thousand, respectively, including $24 thousand and $46 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and six months ended June 30, 2021 was $210 thousand and $423 thousand, respectively, including $18 thousand and $36 thousand, respectively, in dividends paid for those periods.  As of June 30, 2022, there was a total of $2.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years. There were 5,000 shares of restricted stock granted during the three months ended June 30, 2022, and no restricted stock grants during the three months ended June 30, 2021.  There were 40,438 and 9,193 shares of restricted stock granted during the six months ended June 30, 2022 and 2021, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, except for the 5,000 management retention restricted stock award granted in April 2022 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There was no compensation expense related to stock option grants for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first six months of 2022 or 2021.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of June 30, 2022 and December 31, 2021, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at June 30, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$457,576	$210	$(27,509)	$430,277
State and political subdivisions	328,954	132	(49,860)	279,226
U.S. government sponsored agency mortgage-backed securities	654,315	133	(52,880)	601,568
Asset-backed securities	93,467	0	(2,411)	91,056
Total available-for-sale securities	$1,534,312	$475	$(132,660)	$1,402,127

The amortized cost and fair value of debt securities at December 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$299,606	$351	$(4,187)	$295,770
State and political subdivisions	334,218	5,524	(5,539)	334,203
U.S. government sponsored agency mortgage-backed securities	733,467	5,107	(7,765)	730,809
Asset-backed securities	94,538	301	(192)	94,647
Total available-for-sale securities	$1,461,829	$11,283	$(17,683)	$1,455,429

The amortized cost and fair value of debt securities at June 30, 2022 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$44,996	$44,674
Due after one through five years	236,828	224,810
Due after five through ten years	275,428	251,091
Due after ten years	229,278	188,928
U.S. government sponsored agency mortgage-backed securities	654,315	601,568
Asset-backed securities	93,467	91,056
Total debt securities	$1,534,312	$1,402,127

During the three months ended June 30, 2022, we had a net securities loss of $225 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $224 thousand from the fair value adjustment of equity securities.  During the three months ended June 30, 2021, we had an unrealized gain of $280 thousand from the fair value adjustment of equity securities.

During the six months ended June 30, 2022, we had a net securities loss of $126 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $125 thousand from the fair value adjustment of equity securities.  During the six months ended June 30, 2021, we had a net securities gain of $112 thousand, consisting of a pre-tax gain of $60 thousand realized on sales and calls of AFS securities and an unrealized gain of $52 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of June 30, 2022 were $2.1 million, as a result of a $224 thousand decrease in the fair value in the second quarter 2022.  The fair value of equity securities increased $280 thousand in the second quarter 2021.  No equity securities were sold during the six months ended June 30, 2022 and 2021.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $528.5 million at June 30, 2022 and $545.6 million at December 31, 2021.

The amortized cost of securities sold under agreements to repurchase amounted to $316.6 million at June 30, 2022 and $314.1 million at December 31, 2021.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2022 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30, 2022 was 93.2%, compared to 72.4% as of December 31, 2021.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2022 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of June 30, 2022.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$382,012	$(23,320)	$358,692
State and political subdivisions	204,981	(28,227)	176,754
U.S. government sponsored agency mortgage-backed securities	449,017	(37,182)	411,835
Asset-backed securities	48,039	(1,401)	46,638
Total <12 months temporarily impaired AFS securities	1,084,049	(90,130)	993,919

12 Months or More
U.S. Treasury and government agencies	44,913	(4,189)	40,724
State and political subdivisions	99,653	(21,633)	78,020
U.S. government sponsored agency mortgage-backed securities	165,619	(15,698)	149,921
Asset-backed securities	45,428	(1,010)	44,418
Total ≥12 months temporarily impaired AFS securities	355,613	(42,530)	313,083

Total
U.S. Treasury and government agencies	426,925	(27,509)	399,416
State and political subdivisions	304,634	(49,860)	254,774
U.S. government sponsored agency mortgage-backed securities	614,636	(52,880)	561,756
Asset-backed securities	93,467	(2,411)	91,056
Total temporarily impaired AFS securities	$1,439,662	$(132,660)	$1,307,002

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2022	December 31 2021
Hotel/motel	$280,956	$257,062
Commercial real estate residential	354,668	335,233
Commercial real estate nonresidential	758,227	757,893
Dealer floorplans	71,785	69,452
Commercial other	324,091	290,478
Commercial unsecured SBA PPP	7,788	47,335
Commercial loans	1,797,515	1,757,453

Real estate mortgage	793,249	767,185
Home equity lines	110,828	106,667
Residential loans	904,077	873,852

Consumer direct	159,791	156,683
Consumer indirect	697,060	620,825
Consumer loans	856,851	777,508

Loans and lease financing	$3,558,443	$3,408,813

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $1.3 million as of June 30, 2022 and $4.0 million as of December 31, 2021 while the unamortized premiums on the indirect lending portfolio totaled $27.1 million as of June 30, 2022 and $24.1 million as of December 31, 2021.

CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.9% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.9 million at June 30, 2022 and $2.6 million at December 31, 2021.

The following tables present the balance in the ACL for the periods ended June 30, 2022, December 31, 2021, and June 30, 2021:

	Three Months Ended June 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,711	$133	$0	$0	$4,844
Commercial real estate residential	4,070	124	0	6	4,200
Commercial real estate nonresidential	9,169	(223)	0	22	8,968
Dealer floorplans	1,519	(42)	0	0	1,477
Commercial other	4,844	(285)	(187)	101	4,473
Real estate mortgage	7,662	586	(84)	15	8,179
Home equity	819	71	(5)	2	887
Consumer direct	1,787	(65)	(175)	74	1,621
Consumer indirect	7,728	(222)	(377)	566	7,695
Total	$42,309	$77	$(828)	$786	$42,344

	Six Months Ended June 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$(20)	$(216)	$0	$4,844
Commercial real estate residential	3,986	234	(31)	11	4,200
Commercial real estate nonresidential	8,884	(49)	0	133	8,968
Dealer floorplans	1,436	41	0	0	1,477
Commercial other	4,422	193	(344)	202	4,473
Real estate mortgage	7,637	683	(177)	36	8,179
Home equity	866	38	(24)	7	887
Consumer direct	1,951	(245)	(345)	260	1,621
Consumer indirect	7,494	77	(1,011)	1,135	7,695
Total	$41,756	$952	$(2,148)	$1,784	$42,344

	Year Ended December 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,276)	$0	$0	$5,080
Commercial real estate residential	4,464	(488)	(28)	38	3,986
Commercial real estate nonresidential	11,086	(2,233)	(306)	337	8,884
Dealer floorplans	1,382	54	0	0	1,436
Commercial other	4,289	388	(644)	389	4,422
Real estate mortgage	7,832	3	(266)	68	7,637
Home equity	844	39	(36)	19	866
Consumer direct	1,863	256	(684)	516	1,951
Consumer indirect	9,906	(3,129)	(2,361)	3,078	7,494
Total	$48,022	$(6,386)	$(4,325)	$4,445	$41,756

	Three Months Ended June 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,664	$(990)	$0	$0	$5,674
Commercial real estate residential	4,641	(845)	0	0	3,796
Commercial real estate nonresidential	10,813	(1,798)	0	293	9,308
Dealer floorplans	1,318	(57)	0	0	1,261
Commercial other	4,571	43	(118)	78	4,574
Real estate mortgage	7,143	745	(186)	6	7,708
Home equity	750	(68)	(14)	5	673
Consumer direct	1,811	(185)	(154)	163	1,635
Consumer indirect	7,635	(1,102)	(476)	1,009	7,066
Total	$45,346	$(4,257)	$(948)	$1,554	$41,695

	Six Months Ended June 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(682)	$0	$0	$5,674
Commercial real estate residential	4,464	(646)	(24)	2	3,796
Commercial real estate nonresidential	11,086	(1,933)	(151)	306	9,308
Dealer floorplans	1,382	(121)	0	0	1,261
Commercial other	4,289	312	(230)	203	4,574
Real estate mortgage	7,832	55	(194)	15	7,708
Home equity	844	(161)	(19)	9	673
Consumer direct	1,863	(199)	(308)	279	1,635
Consumer indirect	9,906	(3,381)	(1,492)	2,033	7,066
Total	$48,022	$(6,756)	$(2,418)	$2,847	$41,695

CTBI derived its ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that 12 months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately. CTBI leverages economic projections from a reputable and independent third party to form its loss driver forecasts over the 12 month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

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

With the continued impact of the global COVID-19 pandemic, including the current historically high rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay.  Given this uncertainty, management continues to have a significant event qualitative factor to anticipate the continued impact of COVID-19 as deferments have ended and the SBA Paycheck Protection Programs are largely over with no approved capacity to fund new loans.

Provision for credit losses for the quarter was $0.1 million, compared to provision of $0.9 million for the quarter ended March 31, 2022 and a recovery of provision of $4.3 million for the second quarter 2021.  Year-to-date provision was $1.0 million compared to a recovery of $6.8 million during the first six months of 2021.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2022 was 305.9%, compared to 309.1% at March 31, 2022 and 197.2% at June 30, 2021.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2022 was 1.19% (1.19% excluding PPP loans) compared to 1.20% at March 31, 2022 (1.21% excluding PPP loans) and 1.21% at June 30, 2021 (1.27% excluding PPP loans).

Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	423	341	764
Commercial real estate nonresidential	2,376	1,157	672	4,205
Commercial other	0	232	49	281
Commercial unsecured SBA PPP	0	0	0	0
Total commercial loans	2,376	1,812	1,062	5,250

Real estate mortgage	0	4,207	3,306	7,513
Home equity lines	0	429	384	813
Total residential loans	0	4,636	3,690	8,326

Consumer direct	0	0	32	32
Consumer indirect	0	0	234	234
Total consumer loans	0	0	266	266

Loans and lease financing	$2,376	$6,448	$5,018	$13,842

	December 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,075	$0	$1,075
Commercial real estate residential	0	585	312	897
Commercial real estate nonresidential	2,447	1,602	144	4,193
Commercial other	0	302	76	378
Total commercial loans	2,447	3,564	532	6,543

Real estate mortgage	0	4,081	4,659	8,740
Home equity lines	0	579	513	1,092
Total residential loans	0	4,660	5,172	9,832

Consumer direct	0	0	44	44
Consumer indirect	0	0	206	206
Total consumer loans	0	0	250	250

Loans and lease financing	$2,447	$8,224	$5,954	$16,625

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$280,956	$280,956
Commercial real estate residential	430	127	718	1,275	353,393	354,668
Commercial real estate nonresidential	321	186	3,730	4,237	753,990	758,227
Dealer floorplans	0	0	0	0	71,785	71,785
Commercial other	522	46	69	637	323,454	324,091
Commercial unsecured SBA PPP	0	3	0	3	7,785	7,788
Total commercial loans	1,273	362	4,517	6,152	1,791,363	1,797,515

Real estate mortgage	1,257	3,614	5,840	10,711	782,538	793,249
Home equity lines	657	185	712	1,554	109,274	110,828
Total residential loans	1,914	3,799	6,552	12,265	891,812	904,077

Consumer direct	517	71	31	619	159,172	159,791
Consumer indirect	2,921	580	234	3,735	693,325	697,060
Total consumer loans	3,438	651	265	4,354	852,497	856,851

Loans and lease financing	$6,625	$4,812	$11,334	$22,771	$3,535,672	$3,558,443

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$257,062	$257,062
Commercial real estate residential	274	116	845	1,235	333,998	335,233
Commercial real estate nonresidential	1,303	147	3,509	4,959	752,934	757,893
Dealer floorplans	0	0	0	0	69,452	69,452
Commercial other	1,225	175	108	1,508	288,970	290,478
Commercial unsecured SBA PPP	14	34	0	48	47,287	47,335
Total commercial loans	2,816	472	4,462	7,750	1,749,703	1,757,453

Real estate mortgage	1,171	2,707	6,859	10,737	756,448	767,185
Home equity lines	656	315	903	1,874	104,793	106,667
Total residential loans	1,827	3,022	7,762	12,611	861,241	873,852

Consumer direct	396	179	44	619	156,064	156,683
Consumer indirect	2,889	533	206	3,628	617,197	620,825
Total consumer loans	3,285	712	250	4,247	773,261	777,508

Loans and lease financing	$7,928	$4,206	$12,474	$24,608	$3,384,205	$3,408,813

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 7.9% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$58,139	$28,894	$17,852	$55,356	$18,441	$38,120	$0	$216,802
Watch	3,908	9,069	5,559	5,983	11,962	25,670	0	62,151
OAEM	0	0	0	0	0	2,003	0	2,003
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	62,047	37,963	23,411	61,339	30,403	65,793	0	280,956

Commercial real estate residential
Risk rating:
Pass	68,934	127,149	42,594	16,652	13,499	45,711	10,884	325,423
Watch	2,881	663	3,025	1,344	2,123	7,820	45	17,901
OAEM	0	0	0	0	0	15	0	15
Substandard	315	4,467	1,833	374	1,661	2,455	224	11,329
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	72,130	132,279	47,452	18,370	17,283	56,001	11,153	354,668

Commercial real estate nonresidential
Risk rating:
Pass	84,474	210,069	92,399	78,345	46,995	168,186	23,741	704,209
Watch	2,618	4,361	3,304	2,451	1,542	12,155	1,010	27,441
OAEM	0	0	0	0	0	101	20	121
Substandard	1,385	4,791	5,024	3,094	1,018	10,812	25	26,149
Doubtful	0	0	0	0	0	307	0	307
Total commercial real estate nonresidential	88,477	219,221	100,727	83,890	49,555	191,561	24,796	758,227

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	71,398	71,398
Watch	0	0	0	0	0	0	387	387
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	71,785	71,785

Commercial other
Risk rating:
Pass	50,382	63,584	38,128	11,490	28,379	26,997	78,536	297,496
Watch	1,118	541	614	333	362	1,075	6,902	10,945
OAEM	0	32	0	0	2	0	30	64
Substandard	958	6,630	1,191	1,168	221	744	4,674	15,586
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	52,458	70,787	39,933	12,991	28,964	28,816	90,142	324,091

Commercial unsecured SBA PPP
Risk rating:
Pass	0	7,785	3	0	0	0	0	7,788
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	0	7,785	3	0	0	0	0	7,788

Commercial loans
Risk rating:
Pass	261,929	437,481	190,976	161,843	107,314	279,014	184,559	1,623,116
Watch	10,525	14,634	12,502	10,111	15,989	46,720	8,344	118,825
OAEM	0	32	0	0	2	2,119	50	2,203
Substandard	2,658	15,888	8,048	4,636	2,900	14,011	4,923	53,064
Doubtful	0	0	0	0	0	307	0	307
Total commercial loans	$275,112	$468,035	$211,526	$176,590	$126,205	$342,171	$197,876	$1,797,515

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$42,056	$11,231	$53,713	$18,752	$32,765	$20,087	$0	$178,604
Watch	9,234	14,021	8,813	8,780	2,678	30,502	0	74,028
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,355	1,075	0	0	4,430
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	51,290	25,252	62,526	30,887	36,518	50,589	0	257,062

Commercial real estate residential
Risk rating:
Pass	142,364	54,380	22,320	19,826	11,919	45,791	9,544	306,144
Watch	2,643	2,359	1,962	2,119	554	6,949	156	16,742
OAEM	0	0	0	0	16	0	0	16
Substandard	4,822	1,990	620	1,835	596	2,468	0	12,331
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	149,829	58,729	24,902	23,780	13,085	55,208	9,700	335,233

Commercial real estate nonresidential
Risk rating:
Pass	214,563	99,131	82,386	57,397	55,422	168,533	22,389	699,821
Watch	5,130	2,865	3,981	2,802	3,655	11,828	767	31,028
OAEM	0	0	0	0	0	178	20	198
Substandard	5,201	5,098	3,764	600	2,016	9,659	200	26,538
Doubtful	0	0	0	0	0	308	0	308
Total commercial real estate nonresidential	224,894	107,094	90,131	60,799	61,093	190,506	23,376	757,893

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	69,105	69,105
Watch	0	0	0	0	0	0	347	347
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	69,452	69,452

Commercial other
Risk rating:
Pass	72,650	43,838	16,495	29,858	9,105	13,346	75,119	260,411
Watch	7,196	1,967	1,582	599	332	1,071	11,792	24,539
OAEM	0	0	268	383	12	1	482	1,146
Substandard	1,600	1,589	147	184	287	451	124	4,382
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	81,446	47,394	18,492	31,024	9,736	14,869	87,517	290,478

Commercial unsecured SBA PPP
Risk rating:
Pass	46,227	1,108	0	0	0	0	0	47,335
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	46,227	1,108	0	0	0	0	0	47,335

Commercial loans
Risk rating:
Pass	517,860	209,688	174,914	125,833	109,211	247,757	176,157	1,561,420
Watch	24,203	21,212	16,338	14,300	7,219	50,350	13,062	146,684
OAEM	0	0	268	383	28	179	502	1,360
Substandard	11,623	8,677	4,531	5,974	3,974	12,578	324	47,681
Doubtful	0	0	0	0	0	308	0	308
Total commercial loans	$553,686	$239,577	$196,051	$146,490	$120,432	$311,172	$190,045	$1,757,453

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

June 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$11,986	$98,029	$110,015
Nonperforming	0	0	0	0	0	469	344	813
Total home equity lines	0	0	0	0	0	12,455	98,373	110,828

Mortgage loans
Performing	94,529	190,170	142,645	66,499	32,630	259,263	0	785,736
Nonperforming	0	167	77	323	412	6,534	0	7,513
Total mortgage loans	94,529	190,337	142,722	66,822	33,042	265,797	0	793,249

Residential loans
Performing	94,529	190,170	142,645	66,499	32,630	271,249	98,029	895,751
Nonperforming	0	167	77	323	412	7,003	344	8,326
Total residential loans	$94,529	$190,337	$142,722	$66,822	$33,042	$278,252	$98,373	$904,077

Consumer direct loans
Performing	$38,166	$54,692	$30,692	$14,493	$8,251	$13,465	$0	$159,759
Nonperforming	29	1	2	0	0	0	0	32
Total consumer direct loans	38,195	54,693	30,694	14,493	8,251	13,465	0	159,791

Consumer indirect loans
Performing	223,710	207,562	148,495	60,781	38,395	17,883	0	696,826
Nonperforming	0	118	34	56	11	15	0	234
Total consumer indirect loans	223,710	207,680	148,529	60,837	38,406	17,898	0	697,060

Consumer loans
Performing	261,876	262,254	179,187	75,274	46,646	31,348	0	856,585
Nonperforming	29	119	36	56	11	15	0	266
Total consumer loans	$261,905	$262,373	$179,223	$75,330	$46,657	$31,363	$0	$856,851

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,909	$94,666	$105,575
Nonperforming	0	0	0	0	0	520	572	1,092
Total home equity lines	0	0	0	0	$0	11,429	95,238	106,667

Mortgage loans
Performing	195,731	161,471	75,792	37,188	42,597	245,666	0	758,445
Nonperforming	0	63	424	364	558	7,331	0	8,740
Total mortgage loans	195,731	161,534	76,216	37,552	43,155	252,997	0	767,185

Residential loans
Performing	195,731	161,471	75,792	$37,188	42,597	256,575	94,666	864,020
Nonperforming	0	63	424	364	558	7,851	572	9,832
Total residential loans	$195,731	$161,534	$76,216	$37,552	$43,155	$264,426	$95,238	$873,852

Consumer direct loans
Performing	$71,626	$39,312	$18,492	$10,468	$4,490	$12,251	$0	$156,639
Nonperforming	0	4	3	34	3	0	0	44
Total consumer direct loans	71,626	39,316	18,495	10,502	4,493	12,251	0	156,683

Consumer indirect loans
Performing	263,127	190,145	80,793	54,437	23,449	8,668	0	620,619
Nonperforming	24	135	20	0	23	4	0	206
Total consumer indirect loans	263,151	190,280	80,813	54,437	23,472	8,672	0	620,825

Consumer loans
Performing	334,753	229,457	99,285	64,905	27,939	20,919	0	777,258
Nonperforming	24	139	23	34	26	4	0	250
Total consumer loans	$334,777	$229,596	$99,308	$64,939	$27,965	$20,923	$0	$777,508

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed was $4.3 million at June 30, 2022.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2021 was $2.3 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,196	$0
Commercial real estate residential	4	6,957	0
Commercial real estate nonresidential	10	18,218	200
Commercial other	3	10,190	550
Total collateral dependent loans	18	$36,561	$750

	December 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,462	$600
Commercial real estate residential	4	7,255	0
Commercial real estate nonresidential	11	19,943	200
Commercial other	1	1,113	350
Total collateral dependent loans	18	$37,773	$1,150

	June 30, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	4	$22,540	$600
Commercial real estate residential	4	7,508	0
Commercial real estate nonresidential	12	21,837	200
Commercial other	1	1,217	450
Total collateral dependent loans	21	$53,102	$1,250

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. One of the three loans listed in the commercial other segment at June 30, 2022 is collateralized by various chattel, including surface mining equipment, preparation plant equipment, and a first mortgage on a preparation plant, real estate, and improvements. The other two loans in this category are collateralized by accounts receivable, equipment, and inventory.

Certain loans have been modified in TDRs, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are TDRs that occurred during the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended June 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	0	0	0	0
Commercial other	5	5,562	0	5,562
Total commercial loans	5	5,562	0	5,562

Real estate mortgage	1	305	0	305
Total residential loans	1	305	0	305

Total troubled debt restructurings	6	$5,867	$0	$5,867

	Three Months Ended June 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	0	0	0	0
Commercial other	5	5,562	0	5,562
Total commercial loans	5	5,562	0	5,562

Real estate mortgage	1	305	0	305
Total residential loans	1	305	0	305

Total troubled debt restructurings	6	$5,867	$0	$5,867
	Six Months Ended June 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	154	0	154
Commercial real estate nonresidential	2	245	0	245
Commercial other	9	6,526	0	6,526
Total commercial loans	13	6,925	0	6,925

Real estate mortgage	3	305	916	1,221
Total residential loans	3	305	916	1,221

Total troubled debt restructurings	16	$7,230	$916	$8,146

	Six Months Ended June 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	2	154	0	154
Commercial real estate nonresidential	2	244	0	244
Commercial other	9	6,525	0	6,525
Total commercial loans	13	6,923	0	6,923

Real estate mortgage	3	305	916	1,221
Total residential loans	3	305	916	1,221

Total troubled debt restructurings	16	$7,228	$916	$8,144

	Year Ended December 31, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Hotel/motel	0	$0	$0	$0	$0
Commercial real estate residential	6	388	0	0	388
Commercial real estate nonresidential	9	4,179	2,988	0	7,167
Commercial other	5	417	0	0	417
Total commercial loans	20	4,984	2,988	0	7,972

Real estate mortgage	3	278	277	262	817
Total residential loans	3	278	277	262	817

Total troubled debt restructurings	23	$5,262	$3,265	$262	$8,789

	Year Ended December 31, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Hotel/motel	0	$0	$0	$0	$0
Commercial real estate residential	6	424	0	0	424
Commercial real estate nonresidential	9	4,282	3,000	0	7,282
Commercial other	5	340	0	0	340
Total commercial loans	20	5,046	3,000	0	8,046

Real estate mortgage	3	279	277	262	818
Total residential loans	3	279	277	262	818

Total troubled debt restructurings	23	$5,325	$3,277	$262	$8,864

	Three Months Ended June 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	4	2,081	136	2,217
Commercial other	2	298	0	298
Total commercial loans	6	2,379	136	2,515

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	6	$2,379	$136	$2,515

	Three Months Ended June 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	4	2,086	154	2,240
Commercial other	2	216	0	216
Total commercial loans	6	2,302	154	2,456

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	6	$2,302	$154	$2,456

	Six Months Ended June 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	5	2,081	420	2,501
Commercial other	2	298	0	298
Total commercial loans	7	2,379	420	2,799

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	7	$2,379	$420	$2,799

	Six Months Ended June 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Hotel/motel	0	$0	$0	$0
Commercial real estate residential	0	0	0	0
Commercial real estate nonresidential	5	2,086	438	2,524
Commercial other	2	216	0	216
Total commercial loans	7	2,302	438	2,740

Real estate mortgage	0	0	0	0
Total residential loans	0	0	0	0

Total troubled debt restructurings	7	$2,302	$438	$2,740

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $37 thousand and $52 thousand at June 30, 2022 and December 31, 2021, respectively, on loans that were considered TDRs.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as TDRs within the past 12 months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  There were no defaulted restructured loans for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	0	$0	0	$0
Commercial other	0	0	0	0
Residential:
Real estate mortgage	0	0	0	0
Total defaulted restructured loans	0	$0	0	$0

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	1	$1,113	1	$1,113
Residential:
Real estate mortgage	1	275	1	275
Total defaulted restructured loans	2	$1,388	2	$1,388
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Beginning balance of other real estate owned	$2,299	$6,224	$3,486	$7,694
New assets acquired	307	421	444	251
Capitalized costs	73	0	73	0
Fair value adjustments	(23)	(350)	(269)	(504)
Sale of assets	(702)	(447)	(1,780)	(1,593)
Ending balance of other real estate owned	$1,954	$5,848	$1,954	$5,848

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2022 and 2021 were $0.1 million and $0.5 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2022 and 2021 were $0.4 million and $0.8 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2022	December 31 2021
1-4 family	$638	$1,130
Construction/land development/other	449	480
Multifamily	0	88
Non-farm/non-residential	867	1,788
Total foreclosed properties	$1,954	$3,486

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $288.9 million and $317.1 million at June 30, 2022 and December 31, 2021, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021 is presented in the following tables:

	June 30, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$4,081	$1,565	$2,151	$10,574	$18,371
State and political subdivisions	89,371	521	1,963	15,745	107,600
U.S. government sponsored agency mortgage-backed securities	25,429	8,914	5,886	72,533	112,762
Total	$118,881	$11,000	$10,000	$98,852	$238,733

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,176	$16	$5,400	$10,040	$18,632
State and political subdivisions	83,375	484	13,633	9,427	106,919
U.S. government sponsored agency mortgage-backed securities	24,689	0	85,967	34,881	145,537
Total	$111,240	$500	$105,000	$54,348	$271,088

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$430,277	$386,192	$44,085	$0
State and political subdivisions	279,226	0	279,226	0
U.S. government sponsored agency mortgage-backed securities	601,568	0	601,568	0
Asset-backed securities	91,056	0	91,056	0
Equity securities at fair value	2,128	0	0	2,128
Mortgage servicing rights	8,220	0	0	8,220

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$295,770	$242,214	$53,556	$0
State and political subdivisions	334,203	0	334,203	0
U.S. government sponsored agency mortgage-backed securities	730,809	0	730,809	0
Asset-backed securities	94,647	0	94,647	0
Equity securities at fair value	2,253	0	0	2,253
Mortgage servicing rights	6,774	0	0	6,774

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of June 30, 2022 and December 31, 2021. There have been no significant changes in the valuation techniques during the quarter ended June 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2022 and December 31, 2021, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,352	$7,748	$2,243	$5,584
Total unrealized gains (losses)
Included in net income	(224)	468	280	(129)
Issues	0	223	0	674
Settlements	0	(219)	0	(230)
Ending balance	$2,128	$8,220	$2,523	$5,899

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(224)	$468	$280	$(129)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,253	$6,774	$2,471	$4,068
Total unrealized gains (losses)
Included in net income	(125)	1,451	52	901
Issues	0	452	0	1,410
Settlements	0	(457)	0	(480)
Ending balance	$2,128	$8,220	$2,523	$5,899

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(125)	$1,451	$52	$901

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Total gains (losses)	$25	$(79)	$869	$473

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$4,418	$0	$0	$4,418
Other real estate owned	621	0	0	621

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,238	$0	$0	$1,238
Other real estate owned	1,487	0	0	1,487

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5. Quarter-to-date fair value adjustments on collateral- dependent loans disclosed above were $0.3 million, $0.4 million, and $0.5 million for the quarters ended June 30, 2022, December 31, 2021, and June 30, 2021, respectively.  Year-to-date adjustments were $0.2 million, $0.7 million, and $0.8 million for the six months ended June 30, 2022, the year ended December 31, 2021, and the six months ended June 30, 2021, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. Quarter-to-date fair value adjustments on OREO disclosed above were $10 thousand, $0.2 million, and $0.3 million for the quarters ended June 30, 2022, December 31, 2021, and June 30, 2021, respectively.  Year-to-date adjustments were $0.2 million, $0.3 million, and $0.4 million for the six months ended June 30, 2022, for the year ended December 31, 2021, and for the six months ended June 30, 2021, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2022 and December 31, 2021.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,128	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 – Dec 2028 (Dec 2026)

Mortgage servicing rights	$8,220	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 25.2% (7.3%)
			Probability of default	0.0% - 100.0% (1.0%)
			Discount rate	9.5% - 11.6% (10.0%)

Collateral dependent loans	$4,418	Market comparable properties	Marketability discount	20.0% - 30.0% (27.0%)

Other real estate owned	$621	Market comparable properties	Comparability adjustments	10.0% - 31.4% (12.4%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,253	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 – Dec 2028 (Dec 2026)

Mortgage servicing rights	$6,774	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 26.7% (10.0%)
			Probability of default	0.0% - 75.0% (1.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,238	Market comparable properties	Marketability discount	20.0% - 62.0% (41.0%)

Other real estate owned	$1,487	Market comparable properties	Comparability adjustments	10.0% - 45.5% (15.1%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date. The most recent conversion rate of 1.6068 and the most recent dividend rate of 0.6026 were used to derive the fair value estimate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2022 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2022 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2022 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$213,666	$213,666	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,402,127	386,192	1,015,935	0
Equity securities at fair value	2,128	0	0	2,128
Loans held for sale	936	957	0	0
Loans, net	3,516,099	0	0	3,540,555
Federal Home Loan Bank stock	8,139	0	8,139	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	15,801	0	15,801	0

Financial liabilities:
Deposits	$4,472,928	$1,408,148	$3,084,034	$0
Repurchase agreements	238,733	0	0	238,899
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	365	0	385	0
Long-term debt	57,841	0	0	44,380
Accrued interest payable	1,863	0	1,863	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share data)	2022	2021	2022	2021
Numerator:
Net income	$20,271	$23,931	$39,999	$47,549

Denominator:
Basic earnings per share:
Weighted average shares	17,835	17,784	17,827	17,779
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	8	16	11	15
Adjusted weighted average shares	17,843	17,800	17,838	17,794

Earnings per share:
Basic earnings per share	$1.14	$1.35	$2.24	$2.67
Diluted earnings per share	1.14	1.34	2.24	2.67

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2022 and 2021.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and six months ended June 30, 2022 and 2021 were:

	Amounts Reclassified from AOCI
	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Affected line item in the statements of income
Securities gains (losses)	$(1)	$0	$(1)	$60
Tax expense (benefit)	0	0	0	16
Total reclassifications out of AOCI	$(1)	$0	$(1)	$44

Note 11 – Subsequent Events

On July 28, 2022, several counties in eastern Kentucky experienced major flooding.  Five counties in our service area were severely impacted.  The President of the United States signed executive orders providing for Federal Emergency Management Association assistance to individuals in affected counties, including the five in our service area.  Six of our branch locations were impacted by the flooding causing an interruption in service in these areas as we work to repair the damage.  We are still in the process of fully assessing the financial impact of the damage and the impact to our borrowers in affected areas.

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

Our Business

CTBI is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have 78 banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2022, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.7 billion.  Total shareholders’ equity at June 30, 2022 was $632.1 million.  Trust assets under management at June 30, 2022 were $3.3 billion, including CTB’s investment portfolio totaling $1.4 billion.

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

Results of Operations and Financial Condition

We reported earnings for the second quarter 2022 of $20.3 million, or $1.14 per basic share, compared to $19.7 million, or $1.11 per basic share, earned during the first quarter 2022 and $23.9 million, or $1.35 per basic share, earned during the second quarter 2021.  Total revenue was $0.3 million above prior quarter but $0.2 million below prior year same quarter.  Net interest revenue increased $0.8 million compared to prior quarter and prior year same quarter; however, noninterest income decreased $0.5 million compared to prior quarter and $1.0 million compared to prior year same quarter.  The decrease in noninterest income quarter over quarter was primarily the result of a variance in the valuation of our mortgage servicing rights, while the decrease year over year was primarily the result of a decrease in gains on sales of loans.  Provision for credit losses for the quarter was $0.1 million, compared to provision of $0.9 million for the quarter ended March 31, 2022 and a recovery of provision of $4.3 million for the second quarter 2021.  Noninterest expense increased $0.6 million compared to prior quarter and $0.5 million compared to prior year same quarter.  Net income for the six months ended June 30, 2022 was below prior year by $7.5 million, primarily due to the $6.8 million recovery of provision for credit losses taken in 2021.

Quarterly Highlights

❖	Net interest income for the quarter of $40.8 million was $0.8 million above prior quarter and prior year same quarter.

❖
Provision for loan losses for the quarter was $0.1 million, compared to provision of $0.9 million for the quarter ended March 31, 2022 and a recovery of provision of $4.3 million for the second quarter 2021.

❖
Our loan portfolio increased $42.9 million, an annualized 4.9%, during the quarter and $149.6 million, an annualized 8.9%, from December 31, 2021.  Loans, excluding Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, increased $57.6 million during the quarter.

❖
Net loan charge-offs were $42 thousand, less than 0.01% of average loans annualized, for the quarter ended June 30, 2022 compared to net loan charge-offs of $0.3 million, 0.04% of average loans annualized, for the first quarter 2022 and a net recovery of loan charge-offs for the second quarter 2021 of $0.6 million.

❖
Asset quality remains strong from prior quarter as our nonperforming loans, excluding troubled debt restructurings (“TDRs”), increased slightly to $13.8 million at June 30, 2022 from $13.7 million at March 31, 2022 but decreased from the $16.6 million at December 31, 2021.  Nonperforming assets at $15.8 million decreased $0.2 million from March 31, 2022 and $4.3 million from December 31, 2021.

❖	Deposits, including repurchase agreements, increased $28.7 million, an annualized 2.5%, during the quarter and $96.3 million, an annualized 4.2%, from December 31, 2021.

❖
Shareholders’ equity declined $21.3 million, an annualized 13.1%, during the quarter and $66.2 million, an annualized 19.1%, from December 31, 2021, as a result of the continued increase in unrealized losses on our securities portfolio.

❖	Noninterest income for the quarter ended June 30, 2022 of $14.5 million was $0.5 million, or 3.1%, below prior quarter and $1.0 million, or 6.6%, below prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2022 of $30.0 million was $0.6 million, or 2.1%, higher than prior quarter and $0.5 million, or 1.6%, above prior year same quarter.

Income Statement Review

(dollars in thousands)	2022	2021	Change 2022 vs. 2021
Quarter Ended June 30			Amount	Percent
Net interest income	$80,822	$80,249	$573	0.7%
Provision for credit losses (recovery)	952	(6,756)	7,708	(114.1)
Noninterest income	29,466	31,098	(1,632)	(5.2)
Noninterest expense	59,337	57,808	1,529	2.6
Income taxes	10,000	12,746	(2,746)	(21.5)
Net income	$39,999	$47,549	$(7,550)	(15.9)%

Average earning assets	$5,137,421	$5,071,907	$65,514	1.3%

Yield on average earnings assets, tax equivalent*	3.51%	3.52%	(0.01)%	(0.4)%
Cost of interest bearing funds	0.48%	0.47%	0.01%	3.4%

Net interest margin, tax equivalent*	3.19%	3.21%	(0.02)%	(0.5)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

($ in thousands)	2Q 2022	1Q 2022	2Q 2021	Percent Change 2Q 2022 Compared to:		YTD 2022	YTD 2021	Percent Change
				1Q 2022	2Q 2021
Components of net interest income:
Income on earning assets	$45,352	$43,527	$43,875	4.2%	3.4%	$88,879	$88,086	0.9%
Expense on interest bearing liabilities	4,562	3,495	3,868	30.5	17.9	8,057	7,837	2.8
Net interest income	$40,790	$40,032	$40,007	1.9%	2.0%	$80,822	$80,249	0.7%
TEQ	232	235	230	(1.3)	0.9	467	447	4.5
Net interest income, tax equivalent	$41,022	$40,267	$40,237	1.9%	1.9%	$81,289	$80,696	0.7

Average yield and rates paid:
Earning assets yield	3.56%	3.46%	3.41%	2.9%	4.2%	3.51%	3.52%	(0.4)%
Rate paid on interest bearing liabilities	0.54	0.42	0.45	28.2	19.7	0.48	0.47	3.4
Gross interest margin	3.02%	3.04%	2.96%	(0.6)%	1.9%	3.03%	3.05%	(0.9)%
Net interest margin	3.20%	3.18%	3.11%	0.6%	2.8%	3.19%	3.21%	(0.5)%

Average balances:
Investment securities	$1,454,371	$1,486,799	$1,225,369	(2.2)%	18.7%	$1,470,495	$1,145,018	28.4%
Loans	$3,538,324	$3,440,439	$3,495,655	2.8%	1.2%	$3,489,652	$3,521,861	(0.9)%
Earning assets	$5,140,656	$5,134,150	$5,184,923	0.1%	(0.9)%	$5,137,421	$5,071,907	1.3%
Interest-bearing liabilities	$3,373,741	$3,350,208	$3,424,218	0.7%	(1.5)%	$3,362,039	$3,379,958	(0.5)%

Net interest income for the quarter ended June 30, 2022 of $40.8 million was $0.8 million above prior quarter and prior year same quarter.  Our net interest income excluding PPP loans for the quarter ended June 30, 2022 was $40.3 million compared to $38.6 million for the quarter ended March 31, 2022 and $36.4 million for the quarter ended June 30, 2021.  Our net interest margin, on a fully tax equivalent basis, at 3.20% for the second quarter 2022 increased 2 basis points from prior quarter and 9 basis points from prior year same quarter, as our average earning assets increased $6.5 million from prior quarter but decreased $44.3 million from prior year same quarter.  Our yield on average earning assets for the second quarter 2022 increased 10 basis points from prior quarter and 15 basis points from prior year same quarter, and our cost of funds increased 12 basis points from prior quarter and 9 basis points from prior year same quarter.  As discussed more fully below, the impact of the PPP loans to the net interest margin for the second quarter 2022 was 3 basis points.  Excluding the impact of the PPP loans, the change in net interest margin was 10 basis points, quarter over quarter.  The Federal Open Market Committee (“FOMC”) has increased the target federal funds rate three times in 2022.  The FOMC raised the target rate by 25, 50, and 75 basis points, respectively, on March 17, May 5, and June 16, 2022.  These rate increases have had a positive impact on our net interest margin and may help our margin improve as rates continue to rise.

The PPP loan portfolio had an annualized yield for the quarter ended June 30, 2022 of 13.56% compared to 17.03% for the first quarter 2022.  Interest income on the portfolio was $45 thousand during the quarter, down $51 thousand from prior quarter, while the amortization of net loan origination fees from current outstanding loans and recognition of net fee income from paid and forgiven loans was $463 thousand, down $915 thousand from prior quarter.  These fees are amortized over the life of the loan with any unamortized balance fully recognized at the time of loan forgiveness.  The impact of the PPP loan portfolio to the net interest margin was an increase of 3 basis points for the second quarter 2022 compared to an increase of 11 basis points for the first quarter 2022.

Our ratio of average loans to deposits, including repurchase agreements, was 75.2% for the quarter ended June 30, 2022 compared to 74.2% for the quarter ended March 31, 2022 and 75.0% for the quarter ended June 30, 2021.

Provision for Credit Losses

Provision for credit losses for the quarter ended June 30, 2022 was $0.1 million, compared to provision of $0.9 million for the quarter ended March 31, 2022 and a recovery of provision of $4.3 million for the second quarter 2021.  Year-to-date provision was $1.0 million compared to a recovery of $6.8 million during the first six months of 2021.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2022 was 305.9% compared to 309.1% at March 31, 2022 and 197.2% at June 30, 2021.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2022 was 1.19% (1.19% excluding PPP loans) compared to 1.20% at March 31, 2022 (1.21% excluding PPP loans) and 1.21% at June 30, 2021 (1.27% excluding PPP loans).

Noninterest Income

($ in thousands)	2Q 2022	1Q 2022	2Q 2021	Percent Change 2Q 2022 Compared to:		YTD 2022	YTD 2021	Percent Change
				1Q 2022	2Q 2021
Deposit related fees	$7,263	$6,746	$6,358	7.7%	14.2%	$14,009	$12,380	13.2%
Trust revenue	3,198	3,248	3,349	(1.5)	(4.5)	6,446	6,300	2.3
Gains on sales of loans	519	597	1,907	(13.0)	(72.8)	1,116	4,340	(74.3)
Loan related fees	1,415	2,062	1,004	(31.4)	41.0	3,477	3,274	6.2
Bank owned life insurance revenue	702	691	581	1.7	20.8	1,393	1,154	20.7
Brokerage revenue	459	590	554	(22.2)	(17.2)	1,049	1,011	3.8
Other	945	1,031	1,768	(8.5)	(46.7)	1,976	2,639	(25.2)
Total noninterest income	$14,501	$14,965	$15,521	(3.1)%	(6.6)%	$29,466	$31,098	(5.2)%

Noninterest income for the quarter ended June 30, 2022 of $14.5 million was $0.5 million, or 3.1%, below prior quarter and $1.0 million, or 6.6%, below prior year same quarter.  The quarter over quarter decrease included a $0.6 million decrease in loan related fees and a $0.3 million decrease in securities gains, partially offset by a $0.5 million increase in deposit related fees.  The decrease from prior year same quarter included a $1.4 million decrease in gains on sales of loans and a $0.5 million decrease in securities gains, partially offset by a $0.9 million increase in deposit related fees.  Year-to-date noninterest income decreased $1.6 million from the six months ended June 30, 2021 due to a $3.2 million decline in gains on sales of loans, partially offset by a $1.6 million increase in deposit related fees.  Gains on sales of loans were impacted by the slowdown in the industry-wide mortgage refinancing boom.  Deposit related fees were primarily impacted by debit card income and overdraft charges.  Loan related fees were primarily impacted by the change in the fair market value of mortgage servicing rights.

Noninterest Expense

($ in thousands)	2Q 2022	1Q 2022	2Q 2021	Percent Change 2Q 2022 Compared to:		YTD 2022	YTD 2021	Percent Change
				1Q 2022	2Q 2021
Salaries	$12,219	$11,739	$11,706	4.1%	4.4%	$23,958	$23,118	3.6%
Employee benefits	6,315	5,799	7,254	8.9	(12.9)	12,114	12,675	(4.4)
Net occupancy and equipment	2,756	2,854	2,668	(3.4)	3.3	5,610	5,496	2.1
Data processing	2,095	2,201	1,870	(4.8)	12.0	4,296	4,029	6.6
Legal and professional fees	884	867	753	1.9	17.2	1,751	1,646	6.4
Advertising and marketing	659	752	710	(12.6)	(7.3)	1,411	1,432	(1.4)
Taxes other than property and payroll	425	426	375	(0.3)	13.3	851	745	14.2
Net other real estate owned expense	43	353	488	(87.6)	(91.1)	396	806	(50.8)
Other	4,582	4,368	3,674	4.9	24.8	8,950	7,861	13.8
Total noninterest expense	$29,978	$29,359	$29,498	2.1%	1.6%	$59,337	$57,808	2.6%

Noninterest expense for the quarter ended June 30, 2022 of $30.0 million was $0.6 million, or 2.1%, higher than prior quarter and $0.5 million, or 1.6%, above prior year same quarter.  The increase in noninterest expense quarter over quarter was primarily the result of an increase in personnel expense ($1.0 million), partially offset by a $0.3 million decrease in net other real estate owned expense.  The increase in personnel expense was due to increases in salaries and a higher accrual for bonuses and incentives.  Noninterest expense for the six months ended June 30, 2022 was $1.5 million higher than the six months ended June 30, 2021.  The year-to-date increase was primarily the result of increases in personnel expense, data processing expense, and loan related expenses.

Balance Sheet Review

CTBI’s total assets at June 30, 2022 of $5.4 billion increased $4.2 million, an annualized 0.3%, from March 31, 2022 and $29.1 million, an annualized 1.1%, from December 31, 2021.  Loans outstanding at June 30, 2022 were $3.6 billion, an increase of $42.9 million, an annualized 4.9%, from March 31, 2022 and $149.6 million, an annualized 8.9%, from December 31, 2021.  Loans, excluding PPP loans, increased $57.6 million during the quarter, with an $8.4 million increase in the commercial loan portfolio, a $16.4 million increase in the residential loan portfolio, a $29.7 million increase in the indirect consumer loan portfolio, and a $3.1 million increase in the consumer direct loan portfolio.  The PPP loan portfolio declined during the quarter $14.7 million as a result of SBA forgiveness.  CTBI’s investment portfolio decreased $101.3 million, an annualized 27.0%, from March 31, 2022 and $53.3 million, an annualized 7.4%, from December 31, 2022.  Deposits in other banks increased $30.2 million from prior quarter but decreased $128.9 million from December 31, 2021.  Deposits, including repurchase agreements, at $4.7 billion increased $28.7 million, an annualized 2.5%, from March 31, 2022 and $96.3 million, an annualized 4.2%, from December 31, 2021.

Shareholders’ equity at June 30, 2022 was $632.0 million, a $21.3 million, or annualized 13.1%, decrease from the $653.4 million at March 31, 2022 and a $66.2 million, or annualized 19.1%, decrease from the $698.2 million at December 31, 2022, as a result of the continued increase in unrealized losses on our securities portfolio.  CTBI’s annualized dividend yield to shareholders as of June 30, 2022 was 3.96%.

Loans

(dollars in thousands)	June 30, 2022
Loan Category	Balance	Variance from Prior Year	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$280,956	9.3%	$(216)	$0	$4,844
Commercial real estate residential	354,668	5.8	(20)	764	4,200
Commercial real estate nonresidential	758,227	0.0	133	4,205	8,968
Dealer floorplans	71,785	3.4	0	0	1,477
Commercial other	324,091	11.6	(142)	281	4,473
Commercial unsecured SBA PPP	7,788	(83.5)	0	0	0
Total commercial	1,797,515	2.3	(245)	5,250	23,962

Residential:
Real estate mortgage	793,249	3.4	(141)	7,513	8,179
Home equity	110,828	3.9	(17)	813	887
Total residential	904,077	3.5	(158)	8,326	9,066

Consumer:
Consumer direct	159,791	2.0	(85)	32	1,621
Consumer indirect	697,060	12.3	124	234	7,695
Total consumer	856,851	10.2	39	266	9,316

Total loans	$3,558,443	4.4%	$(364)	$13,842	$42,344

Total Deposits and Repurchase Agreements

(dollars in thousands)	2Q 2022	1Q 2022	YE 2021	Percent Change 2Q 2022 Compared to:
				1Q 2022	YE 2021
Non-interest bearing deposits	$1,408,148	$1,398,529	$1,331,103	0.7%	5.8%
Interest bearing deposits
Interest checking	99,055	89,863	97,064	10.2	2.1
Money market savings	1,243,817	1,200,408	1,206,401	3.6	3.1
Savings accounts	671,349	666,874	632,645	0.7	6.1
Time deposits	1,050,559	1,072,630	1,077,079	(2.1)	(2.5)
Repurchase agreements	238,733	254,623	271,088	(6.2)	(11.9)
Total interest bearing deposits and repurchase agreements	3,303,513	3,284,398	3,284,277	0.6%	0.6%
Total deposits and repurchase agreements	$4,711,661	$4,682,927	$4,615,380	0.6%	2.1%

Asset Quality

CTBI’s total nonperforming loans, excluding TDRs, increased slightly to $13.8 million at June 30, 2022 from $13.7 million at March 31, 2022 but decreased $2.8 million from the $16.6 million at December 31, 2021.  Accruing loans 90+ days past due at $5.0 million increased $0.2 million from prior quarter but decreased $0.9 million from December 31, 2021.  Nonaccrual loans remained at $8.8 million from prior quarter but decreased $1.8 million from December 31, 2021.  Accruing loans 30-89 days past due at $10.6 million decreased $0.2 million from prior quarter and $0.3 million from December 31, 2021.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, TDR, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

Our level of foreclosed properties at $2.0 million at June 30, 2022 was a $0.3 million decrease from the $2.3 million at March 31, 2022 and a $1.5 million decrease from the $3.5 million at December 31, 2021.  Sales of foreclosed properties for the six months ended June 30, 2022 totaled $1.8 million while new foreclosed properties totaled $0.4 million.  At June 30, 2022, the book value of properties under contracts to sell was $0.4 million; however, the closings had not occurred at quarter-end.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in the second quarter 2022 to reflect the decrease in current market values of foreclosed properties totaled $23 thousand.  There were 2 properties reappraised during the second quarter 2022.  Of these, one property was written down by $9 thousand.  Charges to earnings during the quarters ended March 31, 2022 and June 30, 2021 were $0.2 million and $0.4 million, respectively.  Charges to earnings for the six months ended June 30, 2022 were $0.3 million compared to $0.5 million for the six months ended June 30, 2021.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 93% of our other real estate owned (“OREO”) properties and approximately 90% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at June 30, 2022 is shown below:

(dollars in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	3	$59	Less than one year	$145
3 to 6 months	16	1,372	1 year	666
6 to 9 months	3	111	2 years	116
9 to 12 months	4	110	3 years	69
12 to 18 months	2	109	4 years	68
18 to 24 months	2	193	5 years	62
Total	30	$1,954	6 years	234
			7 years	310
			8 years	284
			9 years	0
			Total	$1,954

          Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of five years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within ten years.

Net loan charge-offs were $42 thousand, less than 0.01% of average loans annualized, for the quarter ended June 30, 2022 compared to net loan charge-offs of $0.3 million, 0.04% of average loans annualized, for the first quarter 2022 and a net recovery of loan charge-offs for the second quarter 2021 of $0.6 million.  Year-to-date net loan charge-offs were $0.4 million, 0.02% of average loans annualized, compared to a net recovery of loan charge-offs of $0.4 million for the first six months of 2021.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2022	June 15, 2022	$0.400
April 1, 2022	March 15, 2022	$0.400
January 1, 2022	December 15, 2021	$0.400
October 1, 2021	September 15, 2021	$0.400
July 1, 2021	June 15, 2021	$0.385
April 1, 2021	March 15, 2021	$0.385

On July 26, 2022, the Board of Directors of CTBI declared a quarterly cash dividend of $0.44 per share to be paid on October 1, 2022 to shareholders of record on September 15, 2022.  This represents an increase of 10% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of June 30, 2022, we had approximately $213.7 million in cash and cash equivalents and approximately $1.4 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $311.8 million and $1.5 billion at December 31, 2021.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at June 30, 2022 and at December 31, 2021.  As of June 30, 2022, we had a $512.7 million available borrowing position with the Federal Home Loan Bank, compared to $484.4 million at December 31, 2021.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2022 and at December 31, 2021, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2022 were deposits with the Federal Reserve of $133.4 million, compared to $262.4 million at December 31, 2021.  At June 30, 2022, cash and cash equivalents included federal funds sold of $2.0 million; however, we had no federal funds sold as of December 31, 2021.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2022, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 222% of equity capital.  Sixty-one percent of the pledge-eligible portfolio was pledged.

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

CTBI’s Asset/Liability Management Committee, which includes executive and senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits.  Our current exposure to interest rate risks is determined by measuring the anticipated change in net interest income spread evenly over the 12-month period.

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended June 30, 2022 of 3.96%.  Shareholders’ equity declined $21.3 million, or an annualized 13.1%, during the quarter and $52.0 million, or 7.6%, from June 30, 2021, as a result of the continued increase in unrealized losses on our securities portfolio.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.80 per share and $0.77 per share for the six months ended June 30, 2022 and 2021, respectively.  We retained 64.3% of our earnings for the first six months of 2022 compared to 71.2% for the first six months of 2021.

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

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR framework.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of June 30, 2022 was 13.14%.  CTB’s CBLR ratio as of June 30, 2022 was 12.55%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of June 30, 2022, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of June 30, 2022, a total of 2,465,294 shares have been repurchased through this program.

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

CTBI maintains the ACL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans.  Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals, or modifications except in circumstances where CTBI reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by CTBI.  Accrued interest receivable on loans is presented in our consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  For additional information on CTBI’s accounting policies related to nonaccrual loans, refer to Note 1 to the condensed consolidated financial statements contained herein.

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

Larger commercial loans with balances exceeding $1 million that exhibit probable or observed credit weaknesses are individually evaluated for an ACL if such loans, (i) have a criticized risk rating, (ii) are on nonaccrual status, (iii) are classified as TDRs, or (iv) are 90 days or more past due.  CTBI considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when determining the amount of the ACL.  Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, the size and financial condition of the borrower, the cash flow and leverage of the borrower, and our evaluation of the borrower’s management.  Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors.  When loans are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to CTBI.  Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceeds the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.  Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Specific allowances on individually evaluated commercial loans, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the allowance for credit losses is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the allowance for credit losses for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.

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

The fair value of CTBI is the price that would be received to sell the company as a whole in an orderly transaction between market participants at the measurement date.  The determination of the fair value is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates, and an applicable control premium.  CTBI employs an income-based approach, utilizing forecasted cash flows and the estimated cost of equity as the discount rate.  Significant management judgment is necessary in the preparation of the forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations, and actual results may differ from forecasted results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.03% over one year and 9.88% over two years.  A 100 basis point decrease in the yield curve would decrease net interest income by an estimated 2.11% over one year and 3.41% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2022 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2022	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer