Form 10-Q
period 2022-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2022-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Common stock – 17,918,280 shares outstanding at October 31, 2022

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2022	December 31 2021
Assets:
Cash and due from banks	$60,527	$46,558
Interest bearing deposits	199,102	265,198
Cash and cash equivalents	259,629	311,756

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,486,869 and $1,461,829, respectively)	1,298,592	1,455,429
Equity securities at fair value	1,969	2,253
Loans held for sale	1,043	2,632

Loans	3,630,616	3,408,813
Allowance for credit losses	(44,433)	(41,756)
Net loans	3,586,183	3,367,057

Premises and equipment, net	41,593	40,479
Right-of-use assets	12,131	12,148
Federal Home Loan Bank stock	6,676	8,139
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	92,453	91,097
Mortgage servicing rights	8,576	6,774
Other real estate owned	1,864	3,486
Deferred tax asset	46,435	0
Accrued interest receivable	16,513	15,415
Other assets	30,059	30,970
Total assets	$5,474,338	$5,418,257

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,481,078	$1,331,103
Interest bearing	3,053,990	3,013,189
Total deposits	4,535,068	4,344,292

Repurchase agreements	230,123	271,088
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	360	375
Long-term debt	57,841	57,841
Deferred tax liability	0	546
Operating lease liability	11,232	11,583
Finance lease liability	1,404	1,422
Accrued interest payable	2,501	1,016
Other liabilities	32,749	31,392
Total liabilities	4,871,778	4,720,055

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2022 – 17,901,373; 2021 – 17,843,081	89,506	89,215
Capital surplus	228,484	227,085
Retained earnings	424,006	386,750
Accumulated other comprehensive loss, net of tax	(139,436)	(4,848)
Total shareholders’ equity	602,560	698,202

Total liabilities and shareholders’ equity	$5,474,338	$5,418,257

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans, including loans held for sale	$43,524	$40,636	$120,925	$121,009
Interest and dividends on securities
Taxable	5,830	4,083	15,158	9,806
Tax exempt	740	783	2,264	2,317
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	175	122	423	369
Interest on Federal Reserve Bank deposits	1,105	93	1,460	285
Other, including interest on federal funds sold	31	9	54	26
Total interest income	51,405	45,726	140,284	133,812

Interest expense:
Interest on deposits	6,648	3,119	13,449	9,734
Interest on repurchase agreements and federal funds purchased	666	326	1,256	996
Interest on advances from Federal Home Loan Bank	0	0	1	0
Interest on long-term debt	555	267	1,220	819
Total interest expense	7,869	3,712	15,926	11,549

Net interest income	43,536	42,014	124,358	122,263
Provision for credit losses (recovery)	2,414	(163)	3,366	(6,919)
Net interest income after provision for credit losses (recovery)	41,122	42,177	120,992	129,182

Noninterest income:
Deposit related fees	7,629	7,066	21,638	19,446
Gains on sales of loans, net	235	1,239	1,351	5,579
Trust and wealth management income	2,989	3,039	9,435	9,339
Loan related fees	1,589	1,050	5,066	4,324
Bank owned life insurance	743	654	2,136	1,808
Brokerage revenue	453	519	1,502	1,530
Securities gains (losses)	(159)	(62)	(285)	50
Other noninterest income	1,200	883	3,302	3,410
Total noninterest income	14,679	14,388	44,145	45,486

Noninterest expense:
Officer salaries and employee benefits	4,114	4,861	12,235	13,978
Other salaries and employee benefits	14,432	13,992	42,383	40,668
Occupancy, net	2,259	2,087	6,624	6,300
Equipment	638	646	1,883	1,929
Data processing	2,270	1,911	6,566	5,940
Bank franchise tax	413	453	1,244	1,178
Legal fees	240	245	889	884
Professional fees	512	440	1,614	1,447
Advertising and marketing	768	819	2,179	2,251
FDIC insurance	360	393	1,073	1,042
Other real estate owned provision and expense	42	296	438	1,102
Repossession expense	104	83	335	294
Amortization of limited partnership investments	687	839	2,167	2,514
Other noninterest expense	4,636	3,263	11,182	8,609
Total noninterest expense	31,475	30,328	90,812	88,136

Income before income taxes	24,326	26,237	74,325	86,532
Income taxes	4,954	5,095	14,954	17,841
Net income	19,372	21,142	59,371	68,691

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding losses arising during the period	(56,091)	(9,322)	(181,877)	(16,703)
Less: Reclassification adjustments for realized gains (losses) included in net income	0	0	(1)	60
Tax benefit	(14,584)	(2,423)	(47,288)	(4,358)
Other comprehensive loss, net of tax	(41,507)	(6,899)	(134,588)	(12,405)
Comprehensive income (loss)	$(22,135)	$14,243	$(75,217)	$56,286

Basic earnings per share	$1.09	$1.19	$3.33	$3.86
Diluted earnings per share	$1.08	$1.19	$3.33	$3.86

Weighted average shares outstanding-basic	17,841	17,790	17,832	17,783
Weighted average shares outstanding-diluted	17,857	17,808	17,844	17,798

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050
Net income				19,372		19,372
Other comprehensive loss					(41,507)	(41,507)
Cash dividends declared ($0.44 per share)				(7,850)		(7,850)
Issuance of common stock	6,192	31	225			256
Stock-based compensation			239			239
Balance, September 30, 2022	17,901,373	$89,506	$228,484	$424,006	$(139,436)	$602,560

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, June 30, 2021	17,831,479	$89,158	$226,268	$360,595	$8,062	$684,083
Net income				21,142		21,142
Other comprehensive loss					(6,899)	(6,899)
Cash dividends declared ($0.40 per share)				(7,116)		(7,116)
Issuance of common stock	5,834	30	209			239
Stock-based compensation			194			194
Balance, September 30, 2021	17,837,313	$89,188	$226,671	$374,621	$1,163	$691,643

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2021	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				59,371		59,371
Other comprehensive loss					(134,588)	(134,588)
Cash dividends declared ($1.24 per share)				(22,115)		(22,115)
Issuance of common stock	44,758	224	531			755
Issuance of restricted stock	40,438	202	(202)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			935			935
Balance, September 30, 2022	17,901,373	$89,506	$228,484	$424,006	$(139,436)	$602,560

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, December 31, 2020	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				68,691		68,691
Other comprehensive loss					(12,405)	(12,405)
Cash dividends declared ($1.17 per share)				(20,808)		(20,808)
Issuance of common stock	35,400	178	541			719
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			581			581
Balance, September 30, 2021	17,837,313	$89,188	$226,671	$374,621	$1,163	$691,643

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$59,371	$68,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,843	3,791
Deferred taxes	306	(642)
Stock-based compensation	1,008	636
Provision for credit losses (recovery)	3,366	(6,919)
Write-downs of other real estate owned and other repossessed assets	275	637
Gains on sale of mortgage loans held for sale	(1,351)	(5,579)
Securities (gains)/losses	1	(60)
Fair value adjustment in equity securities	284	10
Gains on sale of assets, net	(211)	(223)
Proceeds from sale of mortgage loans held for sale	59,416	250,070
Funding of mortgage loans held for sale	(56,476)	(233,288)
Amortization of securities premiums and discounts, net	4,521	5,977
Change in cash surrender value of bank owned life insurance	(1,357)	(1,094)
Payment of operating lease liabilities	(1,325)	(1,271)
Mortgage servicing rights:
Fair value adjustments	(1,247)	(380)
New servicing assets created	(555)	(1,817)
Changes in:
Accrued interest receivable	(1,098)	538
Other assets	911	4,125
Accrued interest payable	1,485	601
Other liabilities	1,247	(1,869)
Net cash provided by operating activities	72,414	81,934

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(178,055)	(795,657)
Proceeds from sales of AFS securities	0	1,080
Proceeds from prepayments, calls, and maturities of AFS securities	148,494	243,420
Change in loans, net	(221,985)	156,259
Purchase of premises and equipment	(4,309)	(1,171)
Proceeds from sale and retirement of premises and equipment	512	830
Proceeds from sale of stock by Federal Home Loan Bank	1,463	1,909
Proceeds from sale of other real estate owned and repossessed assets	955	2,556
Additional investment in other real estate owned and repossessed assets	(73)	(17,825)
Proceeds from settlement of bank owned life insurance	1	0
Net cash used in investing activities	(252,997)	(408,599)

Cash flows from financing activities:
Change in deposits, net	190,776	280,154
Change in repurchase agreements and federal funds purchased, net	(40,965)	(63,840)
Proceeds from Federal Home Loan Bank advances	20,000	0
Payments on advances from Federal Home Loan Bank	(20,015)	(15)
Payment of finance lease liabilities	(18)	(14)
Issuance of common stock	755	719
Dividends paid	(22,077)	(20,798)
Net cash provided by financing activities	128,456	196,206
Net decrease in cash and cash equivalents	(52,127)	(130,459)
Cash and cash equivalents at beginning of period	311,756	338,235
Cash and cash equivalents at end of period	$259,629	$207,776

Supplemental disclosures:
Income taxes paid	$12,260	$16,885
Interest paid	14,441	10,948
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	985	1,095
Common stock dividends accrued, paid in subsequent quarter	286	247
Real estate acquired in settlement of loans	478	929

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2022, the results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the cash flows for the nine months ended September 30, 2022 and 2021.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in our annual report on Form 10-K.

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

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the nine months ended September 30, 2022 and 2021, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and nine months ended September 30, 2022 was $0.3 million and $1.0 million, respectively, including $27 thousand and $73 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.6 million, respectively, including $19 thousand and $55 thousand, respectively, in dividends paid for those periods.  As of September 30, 2022, there was a total of $2.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.9 years. There were no shares of restricted stock granted during the three months ended September 30, 2022 or 2021.  There were 40,438 and 9,193 shares of restricted stock granted during the nine months ended September 30, 2022 and 2021, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, except for the 5,000 shares of management retention restricted stock granted in April 2022 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

There was no compensation expense related to stock option grants for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first nine months of 2022 or 2021.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of September 30, 2022 and December 31, 2021, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at September 30, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$441,216	$272	$(39,716)	$401,772
State and political subdivisions	326,248	12	(68,184)	258,076
U.S. government sponsored agency mortgage-backed securities	626,731	2	(77,694)	549,039
Asset-backed securities	92,674	0	(2,969)	89,705
Total available-for-sale securities	$1,486,869	$286	$(188,563)	$1,298,592

The amortized cost and fair value of debt securities at December 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$299,606	$351	$(4,187)	$295,770
State and political subdivisions	334,218	5,524	(5,539)	334,203
U.S. government sponsored agency mortgage-backed securities	733,467	5,107	(7,765)	730,809
Asset-backed securities	94,538	301	(192)	94,647
Total available-for-sale securities	$1,461,829	$11,283	$(17,683)	$1,455,429

The amortized cost and fair value of debt securities at September 30, 2022 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$38,956	$38,386
Due after one through five years	238,514	219,227
Due after five through ten years	273,334	237,002
Due after ten years	216,660	165,233
U.S. government sponsored agency mortgage-backed securities	626,731	549,039
Asset-backed securities	92,674	89,705
Total debt securities	$1,486,869	$1,298,592

During the three months ended September 30, 2022, we had an unrealized loss of $159 thousand from the fair value adjustment of equity securities.  During the three months ended September 30, 2021, we had an unrealized loss of $62 thousand from the fair value adjustment of equity securities.

During the nine months ended September 30, 2022, we had a net securities loss of $285 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $284 thousand from the fair value adjustment of equity securities.  During the nine months ended September 30, 2021, we had a net securities gain of $50 thousand, consisting of a pre-tax gain of $62 thousand and a pre-tax loss of $2 thousand realized on sales and calls of AFS securities and an unrealized loss of $10 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of September 30, 2022 were $2.0 million, as a result of a $159 thousand decrease in the fair value in the third quarter 2022.  The fair value of equity securities decreased $62 thousand in the third quarter 2021.  No equity securities were sold during the nine months ended September 30, 2022 and 2021.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $584.8 million at September 30, 2022 and $545.6 million at December 31, 2021.

The amortized cost of securities sold under agreements to repurchase amounted to $306.6 million at September 30, 2022 and $314.1 million at December 31, 2021.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2022 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30, 2022 was 97.2% compared to 72.4% as of December 31, 2021.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2022 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of September 30, 2022.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$174,884	$(9,685)	$165,199
State and political subdivisions	138,322	(19,957)	118,365
U.S. government sponsored agency mortgage-backed securities	191,768	(11,796)	179,972
Asset-backed securities	47,343	(1,439)	45,904
Total <12 months temporarily impaired AFS securities	552,317	(42,877)	509,440

12 Months or More
U.S. Treasury and government agencies	234,630	(30,031)	204,599
State and political subdivisions	184,173	(48,227)	135,946
U.S. government sponsored agency mortgage-backed securities	434,704	(65,898)	368,806
Asset-backed securities	45,331	(1,530)	43,801
Total ≥12 months temporarily impaired AFS securities	898,838	(145,686)	753,152

Total
U.S. Treasury and government agencies	409,514	(39,716)	369,798
State and political subdivisions	322,495	(68,184)	254,311
U.S. government sponsored agency mortgage-backed securities	626,472	(77,694)	548,778
Asset-backed securities	92,674	(2,969)	89,705
Total temporarily impaired AFS securities	$1,451,155	$(188,563)	$1,262,592

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2022	December 31 2021
Hotel/motel	$335,253	$257,062
Commercial real estate residential	359,643	335,233
Commercial real estate nonresidential	756,138	757,893
Dealer floorplans	73,221	69,452
Commercial other	310,177	290,478
Commercial unsecured SBA PPP	1,958	47,335
Commercial loans	1,836,390	1,757,453

Real estate mortgage	814,944	767,185
Home equity lines	115,400	106,667
Residential loans	930,344	873,852

Consumer direct	160,866	156,683
Consumer indirect	703,016	620,825
Consumer loans	863,882	777,508

Loans and lease financing	$3,630,616	$3,408,813

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $0.9 million as of September 30, 2022 and $4.0 million as of December 31, 2021 while the unamortized premiums on the indirect lending portfolio totaled $27.3 million as of September 30, 2022 and $24.1 million as of December 31, 2021.

CTBI has segregated and evaluates its loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.2% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Indirect loans are primarily consumer fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI’s indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $1.0 million at September 30, 2022 and $2.6 million at December 31, 2021.

The following tables present the balance in the ACL for the periods ended September 30, 2022, December 31, 2021, and September 30, 2021:

	Three Months Ended September 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,844	$39	$0	$0	$4,883
Commercial real estate residential	4,200	651	0	25	4,876
Commercial real estate nonresidential	8,968	617	0	10	9,595
Dealer floorplans	1,477	61	0	0	1,538
Commercial other	4,473	886	(307)	145	5,197
Real estate mortgage	8,179	(338)	(11)	5	7,835
Home equity	887	41	0	12	940
Consumer direct	1,621	(71)	(81)	205	1,674
Consumer indirect	7,695	528	(804)	476	7,895
Total	$42,344	$2,414	$(1,203)	$878	$44,433

	Nine Months Ended September 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$19	$(216)	$0	$4,883
Commercial real estate residential	3,986	885	(31)	36	4,876
Commercial real estate nonresidential	8,884	568	0	143	9,595
Dealer floorplans	1,436	102	0	0	1,538
Commercial other	4,422	1,079	(651)	347	5,197
Real estate mortgage	7,637	345	(188)	41	7,835
Home equity	866	79	(24)	19	940
Consumer direct	1,951	(316)	(426)	465	1,674
Consumer indirect	7,494	605	(1,815)	1,611	7,895
Total	$41,756	$3,366	$(3,351)	$2,662	$44,433

	Year Ended December 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,276)	$0	$0	$5,080
Commercial real estate residential	4,464	(488)	(28)	38	3,986
Commercial real estate nonresidential	11,086	(2,233)	(306)	337	8,884
Dealer floorplans	1,382	54	0	0	1,436
Commercial other	4,289	388	(644)	389	4,422
Real estate mortgage	7,832	3	(266)	68	7,637
Home equity	844	39	(36)	19	866
Consumer direct	1,863	256	(684)	516	1,951
Consumer indirect	9,906	(3,129)	(2,361)	3,078	7,494
Total	$48,022	$(6,386)	$(4,325)	$4,445	$41,756

	Three Months Ended September 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,674	$(467)	$0	$0	$5,207
Commercial real estate residential	3,796	79	(4)	5	3,876
Commercial real estate nonresidential	9,308	(569)	(117)	8	8,630
Dealer floorplans	1,261	(85)	0	0	1,176
Commercial other	4,574	320	(203)	52	4,743
Real estate mortgage	7,708	(269)	(9)	8	7,438
Home equity	673	181	(14)	5	845
Consumer direct	1,635	290	(194)	110	1,841
Consumer indirect	7,066	357	(515)	551	7,459
Total	$41,695	$(163)	$(1,056)	$739	$41,215

	Nine Months Ended September 30, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,149)	$0	$0	$5,207
Commercial real estate residential	4,464	(567)	(28)	7	3,876
Commercial real estate nonresidential	11,086	(2,502)	(268)	314	8,630
Dealer floorplans	1,382	(206)	0	0	1,176
Commercial other	4,289	632	(433)	255	4,743
Real estate mortgage	7,832	(214)	(203)	23	7,438
Home equity	844	20	(33)	14	845
Consumer direct	1,863	91	(502)	389	1,841
Consumer indirect	9,906	(3,024)	(2,007)	2,584	7,459
Total	$48,022	$(6,919)	$(3,474)	$3,586	$41,215

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

With the continued impact of the global COVID-19 pandemic, including the current historically high rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, this has been identified as a significant specific event that could impact our customers’ ability to pay. As segments stabilize, these allocations are adjusted with reductions made in the hotel/motel and mortgage segments during the third quarter of 2022.  Management continues to have a significant event qualitative factor to anticipate the continued impact of COVID-19 as deferments have ended and the SBA Paycheck Protection Programs are largely over with no approved capacity to fund new loans.

Provision for credit losses for the quarter was $2.4 million, compared to provision of $0.1 million for the quarter ended June 30, 2022 and a recovery of provision of $0.2 million for the third quarter 2021.  Year-to-date provision was $3.4 million compared to a recovery of $6.9 million during the first nine months of 2021.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2022 was 324.5%, compared to 305.9% at June 30, 2022 and 220.0% at September 30, 2021.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2022 was 1.22% compared to 1.19% at June 30, 2022  and 1.21% at September 30, 2021.

Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	420	72	492
Commercial real estate nonresidential	0	3,133	509	3,642
Commercial other	0	214	208	422
Commercial unsecured SBA PPP	0	0	0	0
Total commercial loans	0	3,767	789	4,556

Real estate mortgage	0	3,945	4,038	7,983
Home equity lines	0	426	377	803
Total residential loans	0	4,371	4,415	8,786

Consumer direct	0	0	9	9
Consumer indirect	0	0	341	341
Total consumer loans	0	0	350	350

Loans and lease financing	$0	$8,138	$5,554	$13,692

	December 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,075	$0	$1,075
Commercial real estate residential	0	585	312	897
Commercial real estate nonresidential	2,447	1,602	144	4,193
Commercial other	0	302	76	378
Total commercial loans	2,447	3,564	532	6,543

Real estate mortgage	0	4,081	4,659	8,740
Home equity lines	0	579	513	1,092
Total residential loans	0	4,660	5,172	9,832

Consumer direct	0	0	44	44
Consumer indirect	0	0	206	206
Total consumer loans	0	0	250	250

Loans and lease financing	$2,447	$8,224	$5,954	$16,625

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$335,253	$335,253
Commercial real estate residential	235	203	450	888	358,755	359,643
Commercial real estate nonresidential	1,461	1,136	3,180	5,777	750,361	756,138
Dealer floorplans	0	0	0	0	73,221	73,221
Commercial other	219	155	221	595	309,582	310,177
Commercial unsecured SBA PPP	73	1	0	74	1,884	1,958
Total commercial loans	1,988	1,495	3,851	7,334	1,829,056	1,836,390

Real estate mortgage	1,100	3,877	6,126	11,103	803,841	814,944
Home equity lines	529	72	541	1,142	114,258	115,400
Total residential loans	1,629	3,949	6,667	12,245	918,099	930,344

Consumer direct	407	90	9	506	160,360	160,866
Consumer indirect	2,852	581	341	3,774	699,242	703,016
Total consumer loans	3,259	671	350	4,280	859,602	863,882

Loans and lease financing	$6,876	$6,115	$10,868	$23,859	$3,606,757	$3,630,616

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$257,062	$257,062
Commercial real estate residential	274	116	845	1,235	333,998	335,233
Commercial real estate nonresidential	1,303	147	3,509	4,959	752,934	757,893
Dealer floorplans	0	0	0	0	69,452	69,452
Commercial other	1,225	175	108	1,508	288,970	290,478
Commercial unsecured SBA PPP	14	34	0	48	47,287	47,335
Total commercial loans	2,816	472	4,462	7,750	1,749,703	1,757,453

Real estate mortgage	1,171	2,707	6,859	10,737	756,448	767,185
Home equity lines	656	315	903	1,874	104,793	106,667
Total residential loans	1,827	3,022	7,762	12,611	861,241	873,852

Consumer direct	396	179	44	619	156,064	156,683
Consumer indirect	2,889	533	206	3,628	617,197	620,825
Total consumer loans	3,285	712	250	4,247	773,261	777,508

Loans and lease financing	$7,928	$4,206	$12,474	$24,608	$3,384,205	$3,408,813

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.2% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The indirect lending area of the bank generally deals with purchasing/funding consumer contracts with new and used automobile dealers.  The dealers generate loan applications which are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrower, and on the collateral value.  The dealers may have limited recourse agreements with CTB.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$112,819	$35,913	$17,878	$54,855	$18,332	$44,135	$0	$283,932
Watch	8,013	9,019	6,184	3,879	3,312	18,935	0	49,342
OAEM	0	0	0	0	0	1,979	0	1,979
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	120,832	44,932	24,062	58,734	21,644	65,049	0	335,253

Commercial real estate residential
Risk rating:
Pass	94,915	119,441	40,624	16,026	11,053	39,688	11,474	333,221
Watch	1,164	456	1,526	855	4,132	6,891	112	15,136
OAEM	0	0	0	40	0	14	28	82
Substandard	425	4,388	1,754	354	1,655	2,628	0	11,204
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	96,504	124,285	43,904	17,275	16,840	49,221	11,614	359,643

Commercial real estate nonresidential
Risk rating:
Pass	142,815	176,194	83,163	76,669	45,760	150,451	22,608	697,660
Watch	2,908	2,813	9,819	2,334	1,621	11,122	839	31,456
OAEM	0	0	0	0	0	96	19	115
Substandard	1,618	4,757	4,981	2,903	714	11,603	25	26,601
Doubtful	0	0	0	0	0	306	0	306
Total commercial real estate nonresidential	147,341	183,764	97,963	81,906	48,095	173,578	23,491	756,138

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	72,731	72,731
Watch	0	0	0	0	0	0	490	490
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	73,221	73,221

Commercial other
Risk rating:
Pass	71,441	62,568	36,470	9,792	2,673	24,792	75,652	283,388
Watch	1,376	519	673	280	261	1,057	6,602	10,768
OAEM	0	31	0	0	2	0	30	63
Substandard	6,911	5,599	931	945	164	621	787	15,958
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,728	68,717	38,074	11,017	3,100	26,470	83,071	310,177

Commercial unsecured SBA PPP
Risk rating:
Pass	0	1,958	0	0	0	0	0	1,958
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	0	1,958	0	0	0	0	0	1,958

Commercial loans
Risk rating:
Pass	421,990	396,074	178,135	157,342	77,818	259,066	182,465	1,672,890
Watch	13,461	12,807	18,202	7,348	9,326	38,005	8,043	107,192
OAEM	0	31	0	40	2	2,089	77	2,239
Substandard	8,954	14,744	7,666	4,202	2,533	14,852	812	53,763
Doubtful	0	0	0	0	0	306	0	306
Total commercial loans	$444,405	$423,656	$204,003	$168,932	$89,679	$314,318	$191,397	$1,836,390

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$42,056	$11,231	$53,713	$18,752	$32,765	$20,087	$0	$178,604
Watch	9,234	14,021	8,813	8,780	2,678	30,502	0	74,028
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,355	1,075	0	0	4,430
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	51,290	25,252	62,526	30,887	36,518	50,589	0	257,062

Commercial real estate residential
Risk rating:
Pass	142,364	54,380	22,320	19,826	11,919	45,791	9,544	306,144
Watch	2,643	2,359	1,962	2,119	554	6,949	156	16,742
OAEM	0	0	0	0	16	0	0	16
Substandard	4,822	1,990	620	1,835	596	2,468	0	12,331
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	149,829	58,729	24,902	23,780	13,085	55,208	9,700	335,233

Commercial real estate nonresidential
Risk rating:
Pass	214,563	99,131	82,386	57,397	55,422	168,533	22,389	699,821
Watch	5,130	2,865	3,981	2,802	3,655	11,828	767	31,028
OAEM	0	0	0	0	0	178	20	198
Substandard	5,201	5,098	3,764	600	2,016	9,659	200	26,538
Doubtful	0	0	0	0	0	308	0	308
Total commercial real estate nonresidential	224,894	107,094	90,131	60,799	61,093	190,506	23,376	757,893

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	69,105	69,105
Watch	0	0	0	0	0	0	347	347
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	69,452	69,452

Commercial other
Risk rating:
Pass	72,650	43,838	16,495	29,858	9,105	13,346	75,119	260,411
Watch	7,196	1,967	1,582	599	332	1,071	11,792	24,539
OAEM	0	0	268	383	12	1	482	1,146
Substandard	1,600	1,589	147	184	287	451	124	4,382
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	81,446	47,394	18,492	31,024	9,736	14,869	87,517	290,478

Commercial unsecured SBA PPP
Risk rating:
Pass	46,227	1,108	0	0	0	0	0	47,335
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	46,227	1,108	0	0	0	0	0	47,335

Commercial loans
Risk rating:
Pass	517,860	209,688	174,914	125,833	109,211	247,757	176,157	1,561,420
Watch	24,203	21,212	16,338	14,300	7,219	50,350	13,062	146,684
OAEM	0	0	268	383	28	179	502	1,360
Substandard	11,623	8,677	4,531	5,974	3,974	12,578	324	47,681
Doubtful	0	0	0	0	0	308	0	308
Total commercial loans	$553,686	$239,577	$196,051	$146,490	$120,432	$311,172	$190,045	$1,757,453

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,866	$103,731	$114,597
Nonperforming	0	0	0	0	0	471	332	803
Total home equity lines	0	0	0	0	0	11,337	104,063	115,400

Mortgage loans
Performing	143,060	183,460	137,463	64,827	31,710	246,441	0	806,961
Nonperforming	0	167	77	478	291	6,970	0	7,983
Total mortgage loans	143,060	183,627	137,540	65,305	32,001	253,411	0	814,944

Residential loans
Performing	143,060	183,460	137,463	64,827	31,710	257,307	103,731	921,558
Nonperforming	0	167	77	478	291	7,441	332	8,786
Total residential loans	$143,060	$183,627	$137,540	$65,305	$32,001	$264,748	$104,063	$930,344

Consumer direct loans
Performing	$54,072	$47,750	$27,195	$12,335	$7,345	$12,160	$0	$160,857
Nonperforming	0	6	0	0	3	0	0	9
Total consumer direct loans	54,072	47,756	27,195	12,335	7,348	12,160	0	160,866

Consumer indirect loans
Performing	289,378	185,678	130,552	52,575	31,669	12,823	0	702,675
Nonperforming	73	70	129	21	35	13	0	341
Total consumer indirect loans	289,451	185,748	130,681	52,596	31,704	12,836	0	703,016

Consumer loans
Performing	343,450	233,428	157,747	64,910	39,014	24,983	0	863,532
Nonperforming	73	76	129	21	38	13	0	350
Total consumer loans	$343,523	$233,504	$157,876	$64,931	$39,052	$24,996	$0	$863,882

December 31, 2021	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,909	$94,666	$105,575
Nonperforming	0	0	0	0	0	520	572	1,092
Total home equity lines	0	0	0	0	$0	11,429	95,238	106,667

Mortgage loans
Performing	195,731	161,471	75,792	37,188	42,597	245,666	0	758,445
Nonperforming	0	63	424	364	558	7,331	0	8,740
Total mortgage loans	195,731	161,534	76,216	37,552	43,155	252,997	0	767,185

Residential loans
Performing	195,731	161,471	75,792	$37,188	42,597	256,575	94,666	864,020
Nonperforming	0	63	424	364	558	7,851	572	9,832
Total residential loans	$195,731	$161,534	$76,216	$37,552	$43,155	$264,426	$95,238	$873,852

Consumer direct loans
Performing	$71,626	$39,312	$18,492	$10,468	$4,490	$12,251	$0	$156,639
Nonperforming	0	4	3	34	3	0	0	44
Total consumer direct loans	71,626	39,316	18,495	10,502	4,493	12,251	0	156,683

Consumer indirect loans
Performing	263,127	190,145	80,793	54,437	23,449	8,668	0	620,619
Nonperforming	24	135	20	0	23	4	0	206
Total consumer indirect loans	263,151	190,280	80,813	54,437	23,472	8,672	0	620,825

Consumer loans
Performing	334,753	229,457	99,285	64,905	27,939	20,919	0	777,258
Nonperforming	24	139	23	34	26	4	0	250
Total consumer loans	$334,777	$229,596	$99,308	$64,939	$27,965	$20,923	$0	$777,508

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed was $3.4 million at September 30, 2022.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings began, but had been suspended, at December 31, 2021 was $2.3 million.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,181	$0
Commercial real estate residential	3	5,820	0
Commercial real estate nonresidential	9	16,720	350
Commercial other	2	9,185	1,000
Total collateral dependent loans	15	$32,906	$1,350

	December 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,462	$600
Commercial real estate residential	4	7,255	0
Commercial real estate nonresidential	11	19,943	200
Commercial other	1	1,113	350
Total collateral dependent loans	18	$37,773	$1,150

	September 30, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,522	$600
Commercial real estate residential	4	7,363	0
Commercial real estate nonresidential	12	21,920	200
Commercial other	1	1,165	400
Total collateral dependent loans	19	$39,970	$1,200

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. The two loans listed in the commercial other segment at September 30, 2022 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified in TDRs, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are TDRs that occurred during the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended September 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$318	$0	$318
Commercial real estate nonresidential	1	190	0	190
Commercial other	1	5,222	0	5,222
Total commercial loans	4	5,730	0	5,730

Real estate mortgage	2	288	393	681
Total residential loans	2	288	393	681

Total troubled debt restructurings	6	$6,018	$393	$6,411

	Three Months Ended September 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$318	$0	$318
Commercial real estate nonresidential	1	189	0	189
Commercial other	1	5,222	0	5,222
Total commercial loans	4	5,729	0	5,729

Real estate mortgage	2	288	393	681
Total residential loans	2	288	393	681

Total troubled debt restructurings	6	$6,017	$393	$6,410
	Nine Months Ended September 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	4	$472	$0	$472
Commercial real estate nonresidential	3	435	0	435
Commercial other	10	11,748	0	11,748
Total commercial loans	17	12,655	0	12,655

Real estate mortgage	5	593	1,309	1,902
Total residential loans	5	593	1,309	1,902

Total troubled debt restructurings	22	$13,248	$1,309	$14,557

	Nine Months Ended September 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	4	$472	$0	$472
Commercial real estate nonresidential	3	433	0	433
Commercial other	10	11,747	0	11,747
Total commercial loans	17	12,652	0	12,652

Real estate mortgage	5	593	1,309	1,902
Total residential loans	5	593	1,309	1,902

Total troubled debt restructurings	22	$13,245	$1,309	$14,554

	Year Ended December 31, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$388	$0	$0	$388
Commercial real estate nonresidential	9	4,179	2,988	0	7,167
Commercial other	5	417	0	0	417
Total commercial loans	20	4,984	2,988	0	7,972

Real estate mortgage	3	278	277	262	817
Total residential loans	3	278	277	262	817

Total troubled debt restructurings	23	$5,262	$3,265	$262	$8,789

	Year Ended December 31, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$424	$0	$0	$424
Commercial real estate nonresidential	9	4,282	3,000	0	7,282
Commercial other	5	340	0	0	340
Total commercial loans	20	5,046	3,000	0	8,046

Real estate mortgage	3	279	277	262	818
Total residential loans	3	279	277	262	818

Total troubled debt restructurings	23	$5,325	$3,277	$262	$8,864

	Three Months Ended September 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$255	$0	$255
Commercial real estate nonresidential	4	2,098	2,568	4,666
Commercial other	1	95	0	95
Total commercial loans	7	2,448	2,568	5,016

Total troubled debt restructurings	7	$2,448	$2,568	$5,016

	Three Months Ended September 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$254	$0	$254
Commercial real estate nonresidential	4	2,196	2,562	4,758
Commercial other	1	101	0	101
Total commercial loans	7	2,551	2,562	5,113

Total troubled debt restructurings	7	$2,551	$2,562	$5,113

	Nine Months Ended September 30, 2021
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$255	$0	$255
Commercial real estate nonresidential	9	4,179	2,988	7,167
Commercial other	3	393	0	393
Total commercial loans	14	4,827	2,988	7,815

Total troubled debt restructurings	14	$4,827	$2,988	$7,815

	Nine Months Ended September 30, 2021
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$254	$0	$254
Commercial real estate nonresidential	9	4,282	3,000	7,282
Commercial other	3	317	0	317
Total commercial loans	14	4,853	3,000	7,853

Total troubled debt restructurings	14	$4,853	$3,000	$7,853

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $41 thousand and $52 thousand at September 30, 2022 and December 31, 2021, respectively, on loans that were considered TDRs.

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as TDRs within the past 12 months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  There were no defaulted restructured loans for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	0	$0	1	$1,113
Residential:
Real estate mortgage	0	0	1	275
Total defaulted restructured loans	0	$0	2	$1,388
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Beginning balance of other real estate owned	$1,954	$5,848	$3,486	$7,694
New assets acquired	34	644	478	895
Capitalized costs	0	0	73	0
Fair value adjustments	(6)	(132)	(275)	(637)
Sale of assets	(118)	(2,046)	(1,898)	(3,638)
Ending balance of other real estate owned	$1,864	$4,314	$1,864	$4,314

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2022 and 2021 were $42 thousand and $0.3 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2022 and 2021 were $0.4 million and $1.1 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2022	December 31 2021
1-4 family	$583	$1,130
Construction/land development/other	438	480
Multifamily	0	88
Non-farm/non-residential	843	1,788
Total foreclosed properties	$1,864	$3,486

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $263.9 million and $317.1 million at September 30, 2022 and December 31, 2021, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021 is presented in the following tables:

	September 30, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,645	$8,153	$55	$4,973	$19,826
State and political subdivisions	90,502	5,155	1,663	10,091	107,411
U.S. government sponsored agency mortgage-backed securities	23,121	17,692	637	61,436	102,886
Total	$120,268	$31,000	$2,355	$76,500	$230,123

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,176	$16	$5,400	$10,040	$18,632
State and political subdivisions	83,375	484	13,633	9,427	106,919
U.S. government sponsored agency mortgage-backed securities	24,689	0	85,967	34,881	145,537
Total	$111,240	$500	$105,000	$54,348	$271,088

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$401,772	$362,015	$39,757	$0
State and political subdivisions	258,076	0	258,076	0
U.S. government sponsored agency mortgage-backed securities	549,039	0	549,039	0
Asset-backed securities	89,705	0	89,705	0
Equity securities at fair value	1,969	0	0	1,969
Mortgage servicing rights	8,576	0	0	8,576

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$295,770	$242,214	$53,556	$0
State and political subdivisions	334,203	0	334,203	0
U.S. government sponsored agency mortgage-backed securities	730,809	0	730,809	0
Asset-backed securities	94,647	0	94,647	0
Equity securities at fair value	2,253	0	0	2,253
Mortgage servicing rights	6,774	0	0	6,774

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of September 30, 2022 and December 31, 2021. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of September 30, 2022 and December 31, 2021, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,128	$8,220	$2,523	$5,899
Total unrealized gains (losses)
Included in net income	(159)	504	(62)	141
Issues	0	103	0	407
Settlements	0	(251)	0	(182)
Ending balance	$1,969	$8,576	$2,461	$6,265

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(159)	$504	$(62)	$141

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,253	$6,774	$2,471	$4,068
Total unrealized gains (losses)
Included in net income	(284)	1,955	(10)	1,042
Issues	0	555	0	1,817
Settlements	0	(708)	0	(662)
Ending balance	$1,969	$8,576	$2,461	$6,265

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(284)	$1,955	$(10)	$1,042

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2022	2021	2022	2021
Total gains (losses)	$94	$(103)	$963	$370

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$4,809	$0	$0	$4,809
Other real estate owned	597	0	0	597

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,238	$0	$0	$1,238
Other real estate owned	1,487	0	0	1,487

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5. Quarter-to-date fair value adjustments on collateral- dependent loans disclosed above were $0.9 million, $0.4 million, and $0.1 million for the quarters ended September 30, 2022, December 31, 2021, and September 30, 2021, respectively.  Year-to-date adjustments were $1.2 million, $0.7 million, and $0.8 million for the nine months ended September 30, 2022, the year ended December 31, 2021, and the nine months ended September 30, 2021, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. There were no quarter-to-date fair value adjustments on OREO disclosed above for the quarter ended September 30, 2022 while the adjustments were $0.2 million and $0.1 million for the quarters ended December 31, 2021, and September 30, 2021, respectively.  Year-to-date adjustments were $0.2 million, $0.3 million, and $0.1 million for the nine months ended September 30, 2022, for the year ended December 31, 2021, and for the nine months ended September 30, 2021, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2022 and December 31, 2021.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$1,969	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 – Dec 2028 (Dec 2026)

Mortgage servicing rights	$8,576	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 24.9% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 11.7% (10.0%)

Collateral dependent loans	$4,809	Market comparable properties	Marketability discount	33.0% - 46.0% (39.0%)

Other real estate owned	$597	Market comparable properties	Comparability adjustments	0.0% - 10.0% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,253	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 – Dec 2028 (Dec 2026)

Mortgage servicing rights	$6,774	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 26.7% (10.0%)
			Probability of default	0.0% - 75.0% (1.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,238	Market comparable properties	Marketability discount	20.0% - 62.0% (41.0%)

Other real estate owned	$1,487	Market comparable properties	Comparability adjustments	10.0% - 45.5% (15.1%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date. The most recent conversion rate of 1.6059 and the most recent dividend rate of 0.6022 were used to derive the fair value estimate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2022 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2022 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2022 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$259,629	$259,629	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,298,592	362,015	936,577	0
Equity securities at fair value	1,969	0	0	1,969
Loans held for sale	1,043	1,065	0	0
Loans, net	3,586,183	0	0	3,540,716
Federal Home Loan Bank stock	6,676	0	6,676	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	16,513	0	16,513	0

Financial liabilities:
Deposits	$4,535,068	$1,481,078	$3,064,938	$0
Repurchase agreements	230,123	0	0	230,238
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	360	0	381	0
Long-term debt	57,841	0	0	50,759
Accrued interest payable	2,501	0	2,501	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2022	2021	2022	2021
Numerator:
Net income	$19,372	$21,142	$59,371	$68,691

Denominator:
Basic earnings per share:
Weighted average shares	17,841	17,790	17,832	17,783
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	16	18	12	15
Adjusted weighted average shares	17,857	17,808	17,844	17,798

Earnings per share:
Basic earnings per share	$1.09	$1.19	$3.33	$3.86
Diluted earnings per share	1.08	1.19	3.33	3.86

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2022 and 2021.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and nine months ended September 30, 2022 and 2021 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Affected line item in the statements of income
Securities gains (losses)	$0	$0	$(1)	$60
Tax expense (benefit)	0	0	0	16
Total reclassifications out of AOCI	$0	$0	$(1)	$44

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

Our Business

CTBI is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have 78 banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2022, we had total consolidated assets of $5.5 billion and total consolidated deposits, including repurchase agreements, of $4.8 billion.  Total shareholders’ equity at September 30, 2022 was $602.6 million.  Trust assets under management at September 30, 2022 were $3.1 billion, including CTB’s investment portfolio totaling $1.3 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2022 of $19.4 million, or $1.09 per basic share, compared to $20.3 million, or $1.14 per basic share, earned during the second quarter 2022 and $21.1 million, or $1.19 per basic share, earned during the third quarter 2021.  Total revenue was $2.9 million above prior quarter and $1.8 million above prior year same quarter.  Net interest revenue increased $2.7 million compared to prior quarter and $1.5 million compared to prior year same quarter, and noninterest income increased $0.2 million compared to prior quarter and $0.3 million compared to prior year same quarter.  Provision for credit losses for the quarter was $2.4 million, compared to provision of $0.1 million for the quarter ended June 30, 2022 and a recovery of provision of $0.2 million for the third quarter 2021.  Noninterest expense increased $1.5 million compared to prior quarter and $1.1 million compared to prior year same quarter.  Net income for the nine months ended September 30, 2022 was below prior year by $9.3 million, primarily due to the $6.9 million recovery of provision for credit losses taken in 2021 and the $4.2 million decline in gains on sales of loans.

As reported in our Form 10-Q for the quarter ended June 30, 2022, several counties in eastern Kentucky experienced major flooding during which six of our branch locations were impacted.  After assessing the situation, we have determined that there has been no material impact to our financial condition as a result of the flooding.

Quarterly Highlights

❖	Net interest income for the quarter of $43.5 million was $2.7 million above prior quarter and $1.5 million above prior year same quarter.

❖
Provision for credit losses for the quarter was $2.4 million, compared to provision of $0.1 million for the quarter ended June 30, 2022 and a recovery of provision of $0.2 million for the third quarter 2021.

❖	Our loan portfolio increased $72.2 million, an annualized 8.0%, during the quarter and $221.8 million, an annualized 8.7%, from December 31, 2021.

❖
Net loan charge-offs were $0.3 million, or 0.04% of average loans annualized, for the quarter ended September 30, 2022 compared to $0.04 million, or less than 0.01% of average loans annualized, for the second quarter 2022 and $0.3 million, or 0.04% of average loans annualized for the quarter ended September 30, 2021.

❖
Asset quality remains strong from prior quarter as our nonperforming loans, excluding troubled debt restructurings (“TDRs”), decreased slightly to $13.7 million at September 30, 2022 from $13.8 million at June 30, 2022 and decreased $2.9 million from the $16.6 million at December 31, 2021.  Nonperforming assets at $15.6 million decreased $0.2 million from June 30, 2022 and $4.6 million from December 31, 2021.

❖	Deposits, including repurchase agreements, increased $53.5 million, an annualized 4.5%, during the quarter and $149.8 million, an annualized 4.3%, from December 31, 2021.

❖
Shareholders’ equity declined $29.5 million, an annualized 18.5%, during the quarter and $95.6 million, an annualized 18.3%, from December 31, 2021, as a result of the continued increase in unrealized losses on our securities portfolio.

❖	Noninterest income for the quarter ended September 30, 2022 of $14.7 million was $0.2 million, or 1.2%, above prior quarter and $0.3 million, or 2.0%, above prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2022 of $31.5 million was $1.5 million, or 5.0%, higher than prior quarter and $1.1 million, or 3.8%, above prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2022 vs. 2021
Nine Months Ended September 30	2022	2021	Amount	Percent
Net interest income	$124,358	$122,263	$2,095	1.7%
Provision for credit losses (recovery)	3,366	(6,919)	10,285	(148.6)%
Noninterest income	44,145	45,486	(1,341)	(2.9)%
Noninterest expense	90,812	88,136	2,676	3.0%
Income taxes	14,954	17,841	(2,887)	(16.2)%
Net income	$59,371	$68,692	$(9,321)	(13.6)%

Average earning assets	$5,146,251	$5,109,934	$36,317	0.7%

Yield on average earnings assets, tax equivalent*	3.66%	3.52%	0.14%	4.1%
Cost of interest bearing funds	0.63%	0.46%	0.17%	39.1%

Net interest margin, tax equivalent*	3.25%	3.22%	0.03%	1.0%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change 3Q 2022 Compared to:
($ in thousands)	3Q 2022	2Q 2022	3Q 2021	2Q 2022	3Q 2021	YTD 2022	YTD 2021	Percent Change
Components of net interest income:
Income on earning assets	$51,405	$45,352	$45,726	13.3%	12.4%	$140,284	$133,812	4.8%
Expense on interest bearing liabilities	7,869	4,562	3,712	72.5%	112.0%	15,926	11,549	37.9%
Net interest income	43,536	40,790	42,014	6.7%	3.6%	124,358	122,263	1.7%
TEQ	240	233	226	3.0%	6.2%	707	673	5.1%
Net interest income, tax equivalent	$43,776	$41,023	$42,240	6.7%	3.6%	$125,065	$122,936	1.7%

Average yield and rates paid:
Earning assets yield	3.97%	3.56%	3.52%	11.6%	12.8%	3.66%	3.52%	4.1%
Rate paid on interest bearing liabilities	0.93%	0.54%	0.43%	71.4%	115.2%	0.63%	0.46%	39.1%
Gross interest margin	3.04%	3.02%	3.09%	0.7%	(1.6%)	3.03%	3.06%	(1.0%)
Net interest margin	3.36%	3.20%	3.23%	5.1%	4.1%	3.25%	3.22%	1.0%

Average balances:
Investment securities	$1,380,881	$1,452,021	$1,511,178	(4.9%)	(8.6%)	$1,438,769	$1,266,850	13.6%
Loans	$3,568,174	$3,538,324	$3,400,194	0.8%	4.9%	$3,516,114	$3,480,860	1.0%
Earning assets	$5,163,624	$5,140,656	$5,184,749	0.4%	(0.4%)	$5,146,251	$5,109,934	0.7%
Interest-bearing liabilities	$3,359,242	$3,373,741	$3,410,286	(0.4%)	(1.5%)	$3,361,097	$3,390,178	(0.9%)

Net interest income for the quarter ended September 30, 2022 of $43.5 million was $2.7 million above prior quarter and $1.5 million above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.36%  for the third quarter 2022 increased 16 basis points from prior quarter and 13 basis points from prior year same quarter, as our average earning assets increased $23.0 million from prior quarter but decreased $21.1 million from prior year same quarter.  Our yield on average earning assets for the third quarter 2022 increased 41 basis points from prior quarter and 45 basis points from prior year same quarter, and our cost of funds increased 39 basis points from prior quarter and 50 basis points from prior year same quarter.  Noninterest bearing deposits at September 30, 2022 increased $72.9 million over prior quarter and $162.9 million over prior year.  Net interest income for the nine months ended September 30, 2022 increased $2.1 million or 1.7% from the nine months ended September 30, 2021.

Our ratio of average loans to deposits, including repurchase agreements, was 75.4% for the quarter ended September 30, 2022 compared to 75.2% for the quarter ended June 30, 2022 and 73.1% for the quarter ended September 30, 2021.

Provision for Credit Losses

Provision for credit losses for the quarter ended September 30, 2022 was $2.4 million, compared to provision of $0.1 million for the quarter ended June 30, 2022 and a recovery of provision of $0.2 million for the third quarter 2021.  Year-to-date provision was $3.4 million compared to a recovery of $6.9 million during the first nine months of 2021.  The primary reasons for the change in provision expense year over year were the release of reserves that occurred in 2021 and the funding of additional loan growth that has occurred in 2022.  Loans declined $156.0 million for the nine months ended September 30, 2021, while loans have grown $221.8 million for the nine months ended September 30, 2022.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2022 was 324.5% compared to 305.9% at June 30, 2022 and 220.0% at September 30, 2021.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2022 was 1.22% compared to 1.19% at June 30, 2022 and 1.21% at September 30, 2021.

Noninterest Income

				Percent Change 3Q 2022 Compared to:
($ in thousands)	3Q 2022	2Q 2022	3Q 2021	2Q 2022	3Q 2021	YTD 2022	YTD 2021	Percent Change
Deposit related fees	$7,629	$7,263	$7,066	5.0%	8.0%	$21,638	$19,446	11.3%
Trust revenue	2,989	3,198	3,039	(6.5%)	(1.6%)	9,435	9,339	1.0%
Gains on sales of loans	235	519	1,239	(54.7%)	(81.0%)	1,351	5,579	(75.8%)
Loan related fees	1,589	1,415	1,050	12.3%	51.3%	5,066	4,324	17.2%
Bank owned life insurance revenue	743	702	654	5.8%	13.6%	2,136	1,808	18.1%
Brokerage revenue	453	459	519	(1.3%)	(12.8%)	1,502	1,530	(1.8%)
Other	1,041	945	821	10.3%	26.9%	3,017	3,460	(12.8%)
Total noninterest income	$14,679	$14,501	$14,388	1.2%	2.0%	$44,145	$45,486	(2.9%)

Noninterest income for the quarter ended September 30, 2022 of $14.7 million was $0.2 million, or 1.2%, above prior quarter and $0.3 million, or 2.0%, above prior year same quarter.  The quarter over quarter increase included a $0.4 million increase in deposit related fees and a $0.2 million increase in loan related fees, partially offset by a $0.3 million decrease in gains on sales of loans and a $0.2 million decrease in trust revenue.  Year-to-date noninterest income decreased $1.3 million from the nine months ended September 30, 2021 due to a $4.2 million decline in gains on sales of loans, partially offset by a $2.2 million increase in deposit related fees and a $0.7 million increase in loan related fees.  Gains on sales of loans continue to be impacted by the slowdown in the industry-wide mortgage refinancing boom.  Deposit related fees were primarily impacted by debit card income and overdraft charges.  Loan related fees were primarily impacted by the change in the fair market value of mortgage servicing rights.  The decrease in trust revenue quarter over quarter was due to the decline in the market value of managed assets.

Noninterest Expense

				Percent Change 3Q 2022 Compared to:
($ in thousands)	3Q 2022	2Q 2022	3Q 2021	2Q 2022	3Q 2021	YTD 2022	YTD 2021	Percent Change
Salaries	$12,537	$12,219	$11,962	2.6%	4.8%	$36,495	$35,080	4.0%
Employee benefits	6,009	6,315	6,891	(4.8%)	(12.8%)	18,123	19,566	(7.4%)
Net occupancy and equipment	2,897	2,756	2,733	5.1%	6.0%	8,507	8,229	3.4%
Data processing	2,270	2,095	1,911	8.3%	18.8%	6,566	5,940	10.5%
Legal and professional fees	752	884	685	(15.0%)	9.7%	2,503	2,331	7.4%
Advertising and marketing	769	659	819	16.7%	(6.1%)	2,180	2,251	(3.2%)
Taxes other than property and payroll	422	425	464	(0.8%)	(9.1%)	1,274	1,209	5.4%
Net other real estate owned expense	41	43	296	(4.3%)	(86.2%)	438	1,102	(60.2%)
Other	5,778	4,582	4,567	26.1%	26.5%	14,726	12,428	18.5%
Total noninterest expense	$31,475	$29,978	$30,328	5.0%	3.8%	$90,812	$88,136	3.0%

Noninterest expense for the quarter ended September 30, 2022 of $31.5 million was $1.5 million, or 5.0%, higher than prior quarter and $1.1 million, or 3.8%, above prior year same quarter.  The increase in noninterest expense quarter over quarter was primarily the result of a $1.4 million accrual for customer refunds of re-presented returned item fees.  Noninterest expense for the nine months ended September 30, 2022 was $2.7 million higher than the nine months ended September 30, 2021.

Balance Sheet Review

CTBI’s total assets at September 30, 2022 of $5.5 billion increased $27.0 million, an annualized 2.0%, from June 30, 2022 and $56.1 million, an annualized 1.4%, from December 31, 2021.  Loans outstanding at September 30, 2022 were $3.6 billion, an increase of $72.2 million, an annualized 8.0%, from June 30, 2022 and $221.8 million, an annualized 8.7%, from December 31, 2021.  The increase in loans included a $38.9 million increase in the commercial loan portfolio, a $26.3 million increase in the residential loan portfolio, a $5.9 million increase in the indirect consumer loan portfolio, and a $1.1 million increase in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $103.7 million, an annualized 29.3%, from June 30, 2022 and $156.8 million, an annualized 14.4%, from December 31, 2021.  Deposits in other banks increased $62.8 million from prior quarter but decreased $66.1 million from December 31, 2021.  Deposits, including repurchase agreements, at $4.8 billion increased $53.5 million, an annualized 4.5%, from June 30, 2022 and $149.8 million, an annualized 4.3%, from December 31, 2021.

Shareholders’ equity at September 30, 2022 was $602.6 million, a $29.5 million, or annualized 18.5%, decrease from the $632.0 million at June 30, 2022 and a $95.6 million, or annualized 18.3%, decrease from the $698.2 million at December 31, 2021, as a result of the continued increase in unrealized losses on our securities portfolio.  CTBI’s annualized dividend yield to shareholders as of September 30, 2022 was 4.34%.

Loans

(dollars in thousands)	September 30, 2022
Loan Category	Balance	Variance from Prior Year	Net (Charge Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$335,253	30.4%	$(216)	$0	$4,883
Commercial real estate residential	359,643	7.3	5	492	4,876
Commercial real estate nonresidential	756,138	(0.2)	143	3,642	9,595
Dealer floorplans	73,221	5.4	0	0	1,538
Commercial other	310,177	6.8	(304)	422	5,197
Commercial unsecured SBA PPP	1,958	(95.9)	0	0	0
Total commercial	1,836,390	4.5	(372)	4,556	26,089

Residential:
Real estate mortgage	814,944	6.2	(147)	7,983	7,835
Home equity	115,400	8.2	(5)	803	940
Total residential	930,344	6.5	(152)	8,786	8,775

Consumer:
Consumer direct	160,866	2.7	(39)	9	1,674
Consumer indirect	703,016	13.2	(204)	341	7,895
Total consumer	863,885	11.1	(165)	350	9,569

Total loans	$3,630,616	6.5%	$(689)	$13,692	$44,433

Total Deposits and Repurchase Agreements

				Percent Change 3Q 2022 Compared to:
(dollars in thousands)	3Q 2022	2Q 2022	YE 2021	2Q 2022	YE 2021
Non-interest bearing deposits	$1,481,078	$1,408,148	$1,331,103	5.2%	11.3%
Interest bearing deposits
Interest checking	100,680	99,055	97,064	1.6%	3.7%
Money market savings	1,268,682	1,243,817	1,206,401	2.0%	5.2%
Savings accounts	683,697	671,349	632,645	1.8%	8.1%
Time deposits	1,000,931	1,050,559	1,077,079	(4.7)%	(7.1)%
Repurchase agreements	230,123	238,733	271,088	(3.6)%	(15.1)%
Total interest bearing deposits and repurchase agreements	3,284,113	3,303,513	3,284,277	(0.6)%	0.0%
Total deposits and repurchase agreements	$4,765,191	$4,711,661	$4,615,380	1.1%	3.2%

Asset Quality

CTBI’s total nonperforming loans, excluding TDRs, decreased slightly to $13.7 million at September 30, 2022 from $13.8 million at June 30, 2022 and decreased $2.9 million from the $16.6 million at December 31, 2021.  Accruing loans 90+ days past due at $5.6 million increased $0.5 million from prior quarter but decreased $0.4 million from December 31, 2021.  Nonaccrual loans at $8.1 million decreased $0.7 million from prior quarter and $2.5 million from December 31, 2021.  Accruing loans 30-89 days past due at $12.1 million increased $1.5 million from prior quarter and $1.2 million from December 31, 2021.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, TDR, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

Our level of foreclosed properties at $1.9 million at September 30, 2022 was a $0.1 million decrease from the $2.0 million at June 30, 2022 and a $1.6 million decrease from the $3.5 million at December 31, 2021.  Sales of foreclosed properties for the nine months ended September 30, 2022 totaled $1.9 million while new foreclosed properties totaled $0.5 million.  At September 30, 2022, the book value of properties under contracts to sell was $0.4 million; however, the closings had not occurred at quarter-end.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at September 30, 2022 is shown below:

(dollars in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	1	$40	Less than one year	$104
3 to 6 months	1	20	1 year	670
6 to 9 months	14	1,311	2 years	92
9 to 12 months	3	111	3 years	37
12 to 18 months	3	81	4 years	101
18 to 24 months	4	301	5 years	62
Total	26	$1,864	6 years	234
			7 years	6
			8 years	558
			9 years	0
			Total	$1,864

Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of five years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within ten years.

Net loan charge-offs were $0.3 million, 0.04% of average loans annualized, for the quarter ended September 30, 2022 compared to net loan charge-offs of $42 thousand, less than 0.01% of average loans annualized, for the second quarter 2022 and net loan charge-offs for the third quarter 2021 of $0.3 million.  Year-to-date net loan charge-offs were $0.7 million, 0.03% of average loans annualized, compared to a net recovery of loan charge-offs of $0.1 million for the first nine months of 2021.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2022	September 15, 2022	$0.440
July 1, 2022	June 15, 2022	$0.400
April 1, 2022	March 15, 2022	$0.400
January 1, 2022	December 15, 2021	$0.400
October 1, 2021	September 15, 2021	$0.400
July 1, 2021	June 15, 2021	$0.385

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of September 30, 2022, we had approximately $259.6 million in cash and cash equivalents and approximately $1.3 billion in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $311.8 million and $1.5 billion at December 31, 2021.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at September 30, 2022 and at December 31, 2021.  As of September 30, 2022, we had a $517.3 million available borrowing position with the Federal Home Loan Bank, compared to $484.4 million at December 31, 2021.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2022 and at December 31, 2021, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2022 were deposits with the Federal Reserve of $194.6 million, compared to $262.4 million at December 31, 2021.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2022, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 216% of equity capital.  Sixty-seven percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended September 30, 2022 of 4.34%.  Shareholders’ equity declined $29.5 million, or an annualized 13.5%, during the quarter and $89.1 million, or 12.9%, from September 30, 2021, as a result of the continued increase in unrealized losses on our securities portfolio.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.24 per share and $1.17 per share for the nine months ended September 30, 2022 and 2021, respectively.  We retained 62.8% of our earnings for the first nine months of 2022 compared to 69.7% for the first nine months of 2021.

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

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR framework.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  The final rule also provides for a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of September 30, 2022 was 13.24%.  CTB’s CBLR ratio as of September 30, 2022 was 12.68%.  Under either framework, CTBI and CTB would be considered well-capitalized under the applicable guidelines.

As of September 30, 2022, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

We all continue to find ourselves living and operating in unprecedented times as the COVID-19 pandemic is causing personal and financial hardship to our customers, employees, and communities.  During these challenging times, we have instituted programs to support our customers with loan modifications, forbearance, and fee waivers and participated in programs created by the government stimulus programs like the Paycheck Protection Program, focused on helping small businesses keep their employees and meet their expenses as they were unable to operate due to mandated closures.  We instituted programs supporting our employees focused on healthcare, childcare, and remote and split schedule work, as well as work space changes that allow for proper social distancing to keep our employees safe as we continue to operate as a critical part of the economy.  We continue to support our communities through donations to non-profit organizations as they strive to continue their commitments of serving those in need.  We also continue to manage our company for the long term and our strong capital position and culture of building communities built on trust will facilitate our ability to manage through these challenging times.  We will continue to serve our constituents while we all meet the challenges of living with COVID-19.

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of September 30, 2022, a total of 2,465,294 shares have been repurchased through this program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.83% over one year and 6.30% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.74% over one year and 7.04% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2021.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2022 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2022	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer