Form 10-K
period 2022-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2023-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2022 was $693.1 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2023 was 17,976,722.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2023.

2

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of epidemics, pandemics or other infectious disease outbreaks, including the continuation of the COVID-19 pandemic; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

At December 31, 2022, CTBI had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at December 31, 2022 was $628.0 million.  Trust assets under management at December 31, 2022 were $3.2 billion, including CTB’s investment portfolio totaling $1.3 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage and insurance services.

CTBI has supported numerous community organizations through financing projects for affordable housing, economic development, and revitalization of distressed and underserved areas.  CTB’s community development lending totaled over $32 million for the year 2022.  Also, during 2022, CTBI made contributions totaling over $196 thousand to aid low and moderate income families and communities, encourage economic development, and provide relief to those impacted by natural disasters throughout our footprint and beyond.  Our employees served over 1,400 hours throughout the year with organizations that provide affordable housing and other services to low and moderate income families, encourage economic development for small businesses and farms, and respond to natural disasters.

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

Banking legislation in Kentucky places no limits on the number of banks or bank holding companies that a bank holding company may acquire.  Interstate acquisitions are allowed where reciprocity exists between the laws of Kentucky and the home state of the bank or bank holding company to be acquired.  Bank holding companies continue to be limited to control of less than 15% of deposits held by federally insured depository institutions in Kentucky (exclusive of inter-bank and foreign deposits).  Competition for deposits may be increasing as a consequence of Federal Deposit Insurance Corporation (“FDIC”) assessments shifting from deposits to an asset-based formula, as larger banks may move away from non-deposit funding sources.

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

As of December 31, 2022, CTBI and our subsidiaries had 985 full-time equivalent employees.  Females comprise 75% of our workforce, and 61% of our managerial positions (supervisor or above) are held by females.  This includes 68% of our branch managers, 29% of our market presidents, and 32% of our senior vice presidents.  At the time of this filing, our Board of Directors is 20% female.

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

In late July 2022, heavy rain and thunderstorms caused severe flooding in eastern Kentucky.  The overwhelming amounts of rain and resultant flooding led to 39 deaths and widespread catastrophic damage.  Entire homes and parts of some communities were swept away by flood waters, leading to costly damage to infrastructure in the region.  Over 600 helicopter rescues and countless swift water rescues by boat were needed to evacuate people who were trapped by the quickly rising flood waters.  CTBI was directly impacted with six of its branches being flooded.  One of these branches was destroyed and had to be rebuilt.  The rebuilt branch was re-opened on February 13, 2023.  CTBI and its employees responded to this disaster by providing cash, replacement clothing, and furniture and by volunteering time to help flood victims clean their homes.  CTBI provided paid time off to our employees willing to spend that time helping those impacted.  Teams of employees worked directly in the affected communities helping with the cleanup.  CTBI established a foundation to help its directors, officers, employees, and the public make donations to help the affected families.  CTBI had 20 families that were directly affected, six of these families lost their homes.  Through the newly formed foundation, these families were provided direct assistance allowing them to get back into their home more quickly.

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
Vice Chairman, President, and CEO
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

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB. CTBI’s CBLR ratio as of December 31, 2022 was 13.55%.  CTB’s CBLR ratio as of December 31, 2022 was 12.98%.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Although unemployment rates in many of our markets have decreased, they remain high compared to the national average.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  Also, our growth within certain of our markets may be adversely affected by inconsistent access to high speed internet and the lack of population and business growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

Risk from COVID-19 and Other Infectious Disease Outbreaks Generally
Our business, results of operations and financial condition may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak, or other infectious disease outbreaks.

We may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that adversely affects general commercial activity, the global economy (including the states and local economies in which we operate), and financial markets.  For example, the spread of COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the states and local economies in which we conduct nearly all of our business.

The continuation of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in us having to close certain offices and may require us to limit how customers conduct business through our branch network.  If our employees are required to work remotely, we may be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.  Furthermore, our business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines, or other government actions.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the continuation of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment, and general economic and financial instability.  An economic slow-down, or the reversal of the economic recovery, in the regions in which we conduct our business could result in declines in loan demand and collateral values.  Furthermore, negative impacts on our customers caused by such a health crisis, including the continuation of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.  Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic, or another infectious disease outbreak may include decreased interest rates, which could adversely impact our interest margins and may lead to decreases in our net interest income.

The extent to which a widespread health crisis, including the continuation of COVID-19,  may impact our business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such an epidemic, a pandemic or another infections disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume.  Moreover, the effects of a widespread health crisis, including the continuation of the COVID-19 pandemic, may heighten many of the other risks described in this “Risk Factors” section.  As a result, the negative effects on our business, results of operations, and financial condition from an epidemic, a pandemic, or another infectious disease outbreak, including the continuation or resurgence of the COVID-19 pandemic, could be material.

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

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2022, commercial real estate residential loans comprised approximately 10% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2022, commercial real estate nonresidential loans comprised approximately 21% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2022, hotel/motel loans comprised approximately 9% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2022, other commercial loans comprised approximately 11% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2022, consumer loans comprised approximately 24% of our total loan portfolio. As of December 31, 2022, approximately 82% of our consumer loans and 20% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process does not comply with applicable consumer protection law and regulations.

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

As of December 31, 2022, approximately 65% of our loan portfolio was secured by real estate, with approximately 40% of the portfolio consisting of commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

Third party vendors provide key components of our business infrastructure, such as processing, internet connections, and network access.  While CTBI selected these third party vendors carefully through our vendor management process, we do not control their actions and generally are not able to obtain satisfactory indemnification provisions in our third party vendor written contracts.  Any problems caused by third parties or arising from their services, such as disruption in service, negligence in the performance of services or a breach of customer data security with regard to the third parties’ systems, could adversely affect our ability to deliver services, negatively impact our business reputation, cause a loss of customers, or result in increased expenses, regulatory fines and sanctions, or litigation.

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

Management is responsible for the day-to-day management of information security risk, while the Risk and Compliance Committee of our Board of Directors is responsible for the oversight of information security risk.  The Risk and Compliance Committee has the responsibility to satisfy itself that the processes designed and implemented by management are adequate and functioning as designed.  The Chairman of this Committee makes a quarterly report to the Board covering key risk areas.  We have an annual third-party information technology review conducted by information security professionals following industry-standard testing procedures.  All employees go through information security training annually, in addition to random quarterly phishing testing.  CTBI has not experienced any data breaches.  In the event of an information security breach, we have an insurance policy in place.

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
CTBI’s stock price is volatile.

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

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and our subsidiaries as of December 31, 2022:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
*	Pikeville Market (lease land at 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land at 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market (lease land at 1 owned location)	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land at 2 owned locations)	3	0	3
	3 locations in Perry County, Kentucky
*	Lexington Market (lease land at 3 owned locations)	4	2	6
	6 locations in Fayette County, Kentucky
	Winchester Market	2	0	2
	2 locations in Clark County, Kentucky
	Richmond Market (lease land at 1 owned location)	3	0	3
	3 locations in Madison County, Kentucky
	Mt. Sterling Market	2	0	2
	2 locations in Montgomery County, Kentucky
	Versailles Market (lease land at 3 owned locations)	3	2	5
	1 location in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 2 locations in Scott County, Kentucky
*	Danville Market (lease land at 1 owned location)	3	0	3
	2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky

* Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	8	0	8

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, and 1 location in Marion County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	0	3
2 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	71	8	79
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	72	8	80

*Community Trust and Investment Company has leased offices in the main office locations in these markets.

In April 2022, Versailles Main relocated into a new branch location and Woodford Plaza Branch closed as part of a branch consolidation.  A new branch, Georgetown Main, opened in November 2022.  See notes 7 and 15 to the consolidated financial statements contained herein for the year ended December 31, 2022, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Mark A. Gooch; 64	Vice Chairman, President, and Chief Executive Officer	1997	(2)	Vice Chairman, President, and CEO of Community Trust Bancorp, Inc.

Kevin J. Stumbo; 62	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of Community Trust Bank, Inc.

Richard W. Newsom; 68	Executive Vice President	2002	(3)	Executive Vice President/ President of Community Trust Bank, Inc.

Andy D. Waters; 57	Executive Vice President	2011		President and CEO of Community Trust and Investment Company

C. Wayne Hancock; 48	Executive Vice President and Secretary	2014	(4)	Executive Vice President/ Senior Staff Attorney

James B. Draughn; 63	Executive Vice President	2001		Executive Vice President/Operations of Community Trust Bank, Inc.

James J. Gartner; 81	Executive Vice President	2002		Executive Vice President/ Chief Credit Officer of Community Trust Bank, Inc.

Steven E. Jameson; 66	Executive Vice President	2004	(5)	Executive Vice President/ Chief Internal Audit & Risk Officer

Ricky D. Sparkman; 60	Executive Vice President	2002		Executive Vice President/ South Central Region President of Community Trust Bank, Inc.

D. Andrew Jones; 60	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of Community Trust Bank, Inc.

David Tackett; 57	Executive Vice President	2022	(6)	Executive Vice President/ Eastern Region President of Community Trust Bank, Inc.

Billie J. Dollins; 62	Executive Vice President	2023	(7)	Executive Vice President/ Central Kentucky Region President of Community Trust Bank, Inc.

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2023.

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

(3)	Mr. Newsom became President of Community Trust Bank, Inc. on February 7, 2022. He previously served as President of the Eastern Region of Community Trust Bank, Inc.

(4)	Mr. Hancock became Secretary of Community Trust Bancorp, Inc. on February 7, 2022.

(5)	Mr. Jameson is a non-voting member of the Executive Committee.

(6)
Mr. Tackett became Executive Vice President of Community Trust Bancorp, Inc. and President of the Eastern Region of Community Trust Bank, Inc. on February 7, 2022.  He previously held the position of President of the Floyd, Knott, and Johnson Market of Community Trust Bank, Inc.

(7)
Ms. Dollins became Executive Vice President of Community Trust Bancorp, Inc. and President of the Central Kentucky Region of Community Trust Bank, Inc. on January 3, 2023, following the retirement of Larry W. Jones.  She previously held the position of President of the Versailles Market of Community Trust Bank, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2023, there were approximately 8,700 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.57 per share to $1.68 per share during 2022.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 36.6%; however, the 10-year average dividend payout ratio has been 42.4%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements contained herein for the year ended December 31, 2022.

Stock Repurchases

CTBI did not acquire any shares of stock through the stock repurchase program during the year 2022.  CTBI repurchased 32,664 shares of its common stock during 2020, leaving 1,034,706 shares remaining under CTBI's current repurchase authorization.  For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2017 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2017	2018	2019	2020	2021	2022
Community Trust Bancorp, Inc.	100.00	87.03	105.73	87.45	106.64	116.43
NASDAQ Stock Market (U.S.)	100.00	94.56	124.03	150.41	189.36	152.00
NASDAQ Bank Stocks	100.00	83.60	114.68	100.00	137.32	113.60

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-eight banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2022, we had total consolidated assets of $5.4 billion and total consolidated deposits, including repurchase agreements, of $4.6 billion.  Total shareholders’ equity at December 31, 2022 was $628.0 million.  Trust assets under management at December 31, 2022 were $3.2 billion, including CTB’s investment portfolio totaling $1.3 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lease-financing, lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage, and insurance services.  For further information, see Item 1 of this annual report.

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2023.  Rather, the goals represent a range of target performance for 2023.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2022 Goals	2022 Performance	2023 Goals
Basic earnings per share	$4.15 - $4.31	$4.59	$4.57 - $4.75
Net income	$74.1 - $77.1 million	$81.8 million	$82.0 - $85.4 million
ROAA	1.35% - 1.40%	1.50%	1.50% - 1.56%
ROAE	10.18% - 10.59%	12.73%	12.26% - 12.76%
Revenues	$216.0 - $224.8 million	$227.0 million	$237.9 - $247.6 million
Noninterest revenue as % of total revenue	24.00% - 26.00%	25.51%	24.00% - 26.00%
Assets	$5.42 - $5.75 billion	$5.38 billion	$5.38 - $5.72 billion
Loans	$3.41 - $3.55 billion	$3.71 billion	$3.77 - $3.92 billion
Deposits, including repurchase agreements	$4.63 - $4.82 billion	$4.64 billion	$4.64 - $4.83 billion
Shareholders’ equity	$ 733.5 - $763.4 million	$628.0 million	$ 686.5 - $714.5 million

Results of Operations and Financial Condition

We reported earnings of $81.8 million, or $4.59 per basic share, for the year ended December 31, 2022 compared to $87.9 million, or $4.94 per basic share, for the year ended December 31, 2021.  The decrease in net income from prior year was primarily due to the $6.4 million recovery of provision for credit losses taken in 2021 compared to provision expense of $4.9 million for the year 2022 and a $5.3 million decline in gains on sales of loans year over year.  Total revenue for 2022 was $3.5 million above prior year, as net interest revenue increased $6.0 million and noninterest income decreased $2.5 million compared to prior year.

2022 Highlights

❖
Net interest income for the year ended December 31, 2022 increased $6.0 million, or 3.7%, from December 31, 2021 with an 11 basis point increase in our net interest margin and a $13.4 million increase in average earning assets.

❖	Provision for credit losses was $4.9 million for the year ended December 31, 2022 compared to a recovery of provision of $6.4 million for the year ended December 31, 2021.

❖	Our loan portfolio increased $300.5 million, or 8.8%, from December 31, 2021. Loans excluding Paycheck Protection Program (“PPP”) loans increased $347.0 million during the year.

❖
Net loan charge-offs were $0.7 million, or 0.02% of average loans annualized, for the year ended December 31, 2022, compared to a net recovery of loan losses of $0.1 million for the year ended December 31, 2021.

❖
Asset quality remained strong during the year 2022, as nonperforming loans at $15.3 million decreased $1.3 million, or 7.9%, from December 31, 2021.  Nonperforming assets at $19.0 million decreased $1.1 million, or 5.6%, from December 31, 2021.

❖	Deposits, including repurchase agreements, increased $26.2 million, or 0.6%, from December 31, 2021.

❖	Noninterest income for the year ended December 31, 2022 at $57.9 million decreased $2.5 million, or 4.2%, compared to the year ended December 31, 2021.

❖	Noninterest expense for the year ended December 31, 2022 at $121.1 million increased $1.8 million, or 1.5%, compared to the year ended December 31, 2021.

Income Statement Review

(dollars in thousands)			Change 2022 vs. 2021
Year Ended December 31	2022	2021	Amount	Percent
Net interest income	$169,102	$163,079	$6,023	3.7%
Provision for credit losses (recovery)	4,905	(6,386)	11,291	(176.8)
Noninterest income	57,916	60,463	(2,547)	(4.2)
Noninterest expense	121,071	119,285	1,786	1.5
Income taxes	19,228	22,704	(3,476)	(15.3)
Net income	$81,814	$87,939	$(6,125)	(7.0)%

Average earning assets	$5,129,345	$5,115,961	$13,384	0.3%

Yield on average earnings assets, tax equivalent*	3.87%	3.50%	0.37%	10.7%
Cost of interest bearing funds	0.85%	0.45%	0.40%	91.3%

Net interest margin, tax equivalent*	3.32%	3.21%	0.11%	3.4%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2022			2021
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$3,552,941	$169,950	4.78%	$3,455,742	$159,893	4.63%
Loans held for sale	893	94	10.53	8,737	379	4.34
Securities:
U.S. Treasury and agencies	1,022,511	14,699	1.44	970,754	9,958	1.03
Tax exempt state and political subdivisions (3)	119,118	3,795	3.19	138,158	3,921	2.84
Other securities	260,423	6,996	2.69	218,202	4,023	1.84
Federal Reserve Bank and Federal Home Loan Bank stock	12,388	603	4.87	14,005	486	3.47
Federal funds sold	414	15	3.62	73	0	0.00
Interest bearing deposits	158,563	2,484	1.57	308,200	372	0.12
Other investments	245	0	0.00	245	0	0.00
Investment in unconsolidated subsidiaries	1,849	62	3.35	1,845	34	1.84
Total earning assets	$5,129,345	$198,698	3.87%	$5,115,961	$179,066	3.50%
Allowance for credit losses	(43,081)			(44,157)
	5,086,264			5,071,804
Nonearning assets:
Cash and due from banks	59,645			60,160
Premises and equipment and right of use assets, net	53,928			53,441
Other assets	238,859			201,836
Total assets	$5,438,696			$5,387,241

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,020,065	$16,526	0.82%	$1,925,263	$4,505	0.23%
Time deposits	1,027,726	7,542	0.73	1,057,347	8,248	0.78
Repurchase agreements and federal funds purchased	243,102	2,540	1.04	334,520	1,254	0.37
Advances from Federal Home Loan Bank	898	20	2.23	384	0	0.00
Long-term debt	57,841	1,943	3.36	57,841	1,028	1.78
Finance lease liability	1,589	69	4.34	1,433	55	3.84
Total interest bearing liabilities	$3,351,221	$28,640	0.85%	$3,376,788	$15,090	0.45%

Noninterest bearing liabilities:
Demand deposits	1,398,778			1,276,367
Other liabilities	46,274			51,389
Total liabilities	4,796,273			4,704,544

Shareholders’ equity	642,423			682,697
Total liabilities and shareholders’ equity	$5,438,696			$5,387,241

Net interest income, tax equivalent		$170,058			$163,976
Less tax equivalent interest income		956			897
Net interest income		$169,102			$163,079
Net interest spread			3.02%			3.05%
Benefit of interest free funding			0.30			0.16
Net interest margin			3.32%			3.21%

(1)	Interest includes fees on loans of $1,723 and $1,763 in 2022 and 2021, respectively.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2022 and 2021.

	Total Change	Change Due to
(in thousands)	2022/2021	Volume	Rate
Interest income:
Loans	$10,057	$4,566	$5,491
Loans held for sale	(285)	(153)	(132)
U.S. Treasury and agencies	4,741	556	4,185
Tax exempt state and political subdivisions	(126)	(505)	379
Other securities	2,973	884	2,089
Federal Reserve Bank and Federal Home Loan Bank stock	117	(51)	168
Federal funds sold	15	0	15
Interest bearing deposits	2,112	(96)	2,208
Other investments	0	0	0
Investment in unconsolidated subsidiaries	28	0	28
Total interest income	19,632	5,201	14,431

Interest expense:
Savings and demand deposits	12,021	233	11,788
Time deposits	(706)	(235)	(471)
Repurchase agreements and federal funds purchased	1,286	(261)	1,547
Advances from Federal Home Loan Bank	20	0	20
Long-term debt	915	0	915
Finance lease liability	14	6	8
Total interest expense	13,550	(257)	13,807

Net interest income	$6,082	$5,458	$624

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net Interest Income

(dollars in thousands) Year Ended December 31	2022	2021	Percent Change
Components of net interest income:
Income on earning assets	$197,742	$178,169	11.0%
Expense on interest bearing liabilities	28,640	15,090	89.8%
Net interest income	169,102	163,079	3.7%
TEQ	956	897	6.5%
Net interest income, tax equivalent	$170,058	$163,976	3.7%

Average yield and rates paid:
Earning assets yield	3.87%	3.50%	10.7%
Rate paid on interest bearing liabilities	0.85%	0.45%	91.3%
Gross interest margin	3.02%	3.05%	(1.1)%
Net interest margin	3.32%	3.21%	3.4%

Average balances:
Investment securities	$1,402,052	$1,327,114	5.6%
Loans	$3,552,941	$3,455,742	2.8%
Earning assets	$5,129,345	$5,115,961	0.3%
Interest-bearing liabilities	$3,351,221	$3,376,788	(0.8)%

Net interest income for the year ended December 31, 2022 of $169.1 million increased $6.0 million, or 3.7%, from prior year.  Average earning assets for the year 2022 increased $13.4 million over prior year.  Our yield on average earning assets for the year 2022 increased 37 basis points from prior year, and our cost of interest bearing funds increased 40 basis points during the same time period.  Our net interest margin, on a fully tax equivalent basis, for the year 2022 increased 11 basis points from 2021 to 3.32%.  While the cost of funds increased more than our yield on earnings assets improved, the net interest margin increased because of the benefit of our noninterest bearing deposits.  The benefit of these deposits increased 30 basis points during the year.  Noninterest bearing deposits increased $63.8 million over prior year.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2022 were 75.8% compared to 75.3% for the year ended December 31, 2021.

Provision for Credit Losses

Provision for credit losses for the year 2022 was $4.9 million compared to a recovery of $6.4 million during the year 2021.  See below for discussion of our allowance for credit losses.

Noninterest Income

(dollars in thousands) Year Ended December 31	2022	2021	Percent Change
Deposit service charges	$29,049	$26,529	9.5%
Trust revenue	12,394	12,644	(2.0)%
Gains on sales of loans	1,525	6,820	(77.6)%
Loan related fees	6,185	5,578	10.9%
Bank owned life insurance revenue	2,708	2,844	(4.8)%
Brokerage revenue	1,846	1,962	(5.9)%
Other	4,209	4,086	3.0%
Total noninterest income	$57,916	$60,463	(4.2)%

Noninterest income for the year 2022 decreased $2.5 million from the year ended December 31, 2021 primarily due to a $5.3 million decline in gains on sales of loans, partially offset by a $2.5 million increase in deposit related fees.  Gains on sales of loans continue to be impacted by the slowdown in the industry-wide mortgage refinancing boom.  Deposit related fees were primarily impacted by debit card income and overdraft charges.

Noninterest Expense

(dollars in thousands) Year Ended December 31	2022	2021	Percent Change
Salaries	$48,934	$47,061	4.0%
Employee benefits	23,556	27,053	(12.9)%
Net occupancy and equipment	11,083	10,854	2.1%
Data processing	8,910	8,039	10.8%
Legal and professional fees	3,434	3,199	7.3%
Advertising and marketing	3,005	2,928	2.6%
Taxes other than property and payroll	1,570	1,750	(10.3)%
Net other real estate owned expense	456	1,401	(67.4)%
Other	20,123	17,000	18.4%
Total noninterest expense	$121,071	$119,285	1.5%

Noninterest expense for the year ended December 31, 2022 was $1.8 million, or 1.5%, higher than the year 2021.  Noninterest expense for the year 2022 was impacted by a $1.4 million accrual for customer refunds of re-presented returned item fees during the third quarter and year over year increases of $0.9 million in data processing expense, $0.6 million in loan related expenses, and $0.4 million in contributions, partially offset by a $1.6 million year over year decrease in personnel expense.  Personnel expense year over year was impacted by a $1.8 million increase in salaries, offset by decreases of $1.5 million in bonuses and $1.9 million in post-retirement benefits.

* Please refer to our annual report on Form 10-K for the year ended December 31, 2021 for more detailed income discussion related to the year 2020.

Balance Sheet Review

CTBI’s total assets at $5.4 billion decreased $37.9 million, or 0.7%, from December 31, 2021.  Loans outstanding at December 31, 2022 were $3.7 billion, increasing $300.5 million, or 8.8%, year over year.  The increase in loans from prior year included a $157.9 million increase in the commercial loan portfolio (excluding PPP loans), a $116.6 million increase in the indirect loan portfolio, a $71.7 million increase in the residential loan portfolio, and a $0.8 million increase in the consumer direct loan portfolio.  PPP loans decreased $46.5 million during the year.  Loans held for sale at $0.1 million at December 31, 2022 decreased $2.5 million over prior year.  CTBI’s investment portfolio decreased $199.3 million, or 13.7%, from December 31, 2021.  Deposits in other banks decreased $187.8 million from December 31, 2021.  Deposits, including repurchase agreements, at $4.6 billion increased $26.2 million, or 0.6%, from December 31, 2021.  During the year 2022, $100.2 million in deposits was referred to our trust subsidiary, Community Trust and Investment Company, allowing us to maintain the overall customer relationship for those depositors who moved funds for additional investment opportunities.

Shareholders’ equity at December 31, 2022 of $628.0 million was a $70.2 million, or 10.0%, decrease from the $698.2 million at December 31, 2021, resulting from an increase year over year in unrealized losses on our securities portfolio due to an increased interest rate environment.  Net unrealized losses on securities were $129.2 million at December 31, 2022, compared to $4.8 million at December 31, 2021.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of December 31, 2022 was 3.83%.

Loans

(dollars in thousands)	December 31, 2022
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$343,640	33.7%	$(216)	$0	$5,171
Commercial real estate residential	372,914	11.2	(43)	613	4,894
Commercial real estate nonresidential	762,349	0.6	689	3,063	9,419
Dealer floorplans	77,533	11.6	0	0	1,776
Commercial other	311,539	7.3	(84)	1,338	5,285
Commercial unsecured SBA PPP	883	(98.1)	0	13	0
Total commercial	1,868,858	6.3	346	5,027	26,545

Residential:
Real estate mortgage	824,996	7.5	(171)	8,998	7,932
Home equity	120,540	13.0	(17)	778	1,106
Total residential	945,536	8.2	(188)	9,776	9,038

Consumer:
Consumer direct	157,504	0.5	(47)	41	1,694
Consumer indirect	737,392	18.8	(791)	465	8,704
Total consumer	894,896	15.1	(838)	506	10,398

Total loans	$3,709,290	8.8%	$(680)	$15,309	$45,981

(dollars in thousands)	December 31, 2021
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$257,062	(1.4)%	$0	$1,075	$5,080
Commercial real estate residential	335,233	16.4	10	897	3,986
Commercial real estate nonresidential	757,893	2.0	31	4,193	8,884
Dealer floorplans	69,452	0.5	0	0	1,436
Commercial other	290,478	3.8	(255)	378	4,422
Commercial unsecured SBA PPP	47,335	(81.3)	0	0	0
Total commercial	1,757,453	(7.2)	(214)	6,543	23,808

Residential:
Real estate mortgage	767,185	(2.2)	(198)	8,740	7,637
Home equity	106,667	2.8	(17)	1,092	866
Total residential	873,852	(1.6)	(215)	9,832	8,503

Consumer:
Consumer direct	156,683	2.9	(168)	44	1,951
Consumer indirect	620,825	0.1	717	206	7,494
Total consumer	777,508	0.7	549	250	9,445

Total loans	$3,408,813	(4.1)%	$120	$16,625	$41,756

Total Deposits and Repurchase Agreements

(dollars in thousands)	2022	2021	Percent Change
Noninterest bearing deposits	$1,394,915	$1,331,103	4.8%
Interest bearing deposits
Interest checking	112,265	97,064	15.7%
Money market savings	1,348,809	1,206,401	11.8%
Savings accounts	654,380	632,645	3.4%
Time deposits	915,774	1,077,079	(15.0)%
Repurchase agreements	215,431	271,088	(20.5)%
Total interest bearing deposits and repurchase agreements	3,246,659	3,284,277	(1.1)%
Total deposits and repurchase agreements	$4,641,574	$4,615,380	0.6%

Average Deposits and Other Borrowed Funds

(in thousands)	2022	2021
Deposits:
Noninterest bearing deposits	$1,398,778	$1,276,367
Interest bearing deposits	104,631	94,762
Money market accounts	1,248,067	1,238,009
Savings accounts	667,367	592,492
Certificates of deposit of $100,000 or more	556,849	562,525
Certificates of deposit < $100,000 and other time deposits	470,877	494,822
Total deposits	4,446,569	4,258,977

Other borrowed funds:
Repurchase agreements and federal funds purchased	243,102	334,520
Advances from Federal Home Loan Bank	898	384
Long-term debt	59,430	59,274
Total other borrowed funds	303,430	394,178
Total deposits and other borrowed funds	$4,749,999	$4,653,155

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2022 occurred at February 28, 2022, with a month-end balance of $277.9 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2021 occurred at May 31, 2021, with a month-end balance of $373.8 million.

Asset Quality

CTBI’s total nonperforming loans, not including troubled debt restructurings, were $15.3 million, or 0.41% of total loans, at December 31, 2022 compared to $16.6 million, or 0.49% of total loans, at December 31, 2021.  Accruing loans 90+ days past due increased $2.5 million from December 31, 2021, while nonaccrual loans decreased $3.8 million from December 31, 2021.  Accruing loans 30-89 days past due at $15.3 million was an increase of $4.4 million from December 31, 2021.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, troubled debt restructuring, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the consolidated financial statements contained herein.

Our level of foreclosed properties at $3.7 million at December 31, 2022 was an increase of $0.2 million from the $3.5 million at December 31, 2021.  Sales of foreclosed properties for the year ended December 31, 2022 totaled $2.0 million while new foreclosed properties totaled $2.4 million.  At December 31, 2022, the book value of properties under contracts to sell was $1.2 million; however, the closings had not occurred at year-end.  Nonperforming assets to loans and foreclosed properties at December 31, 2022 were 0.5% compared to 0.6% at December 31, 2021.

When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current market value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected sales costs.  Charges to earnings in 2022 to reflect the decrease in current market values of foreclosed properties totaled $0.3 million, compared to $0.9 million for the year 2021.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Approximately 92% of our other real estate owned (“OREO”) properties and approximately 93% of the book value of our OREO properties have appraisals dated within the past 18 months.

The appraisal aging analysis of foreclosed properties, as well as the holding period, at December 31, 2022 is shown below:

(dollars in thousands)
Appraisal Aging Analysis			Holding Period Analysis
Days Since Last Appraisal	Number of Properties	Current Book Value	Holding Period	Current Book Value
Up to 3 months	2	$42	Less than one year	$2,059
3 to 6 months	15	1,953	1 year	157
6 to 9 months	0	0	2 years	546
9 to 12 months	13	1,245	3 years	0
12 to 18 months	6	191	4 years	87
18 to 24 months	2	109	5 years	24
Over 24 months	1	131	6 years	0
Total	39	$3,671	7 years	234
			8 years	564
			9 years	0
			Total	$3,671

Regulatory approval is required and has been obtained to hold foreclosed properties beyond the initial period of 5 years.  Additionally, CTBI is required to dispose of any foreclosed property that has not been sold within 10 years.

Net loan charge-offs were $0.7 million, 0.02% of average loans annualized, for the year ended December 31, 2022, compared to a net recovery of loan losses of $0.1 million for the year ended December 31, 2021.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2022 was 300.4% compared to 251.2% at December 31, 2021.  Nonaccrual loans to total loans at December 31, 2022 was 0.2% compared to 0.3% at December 31, 2021.  Our allowance for credit losses to nonaccrual loans at December 31, 2022 was 674.9% compared to 391.3% at December 31, 2021.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2022 was 1.24%, an increase from the 1.22% at December 31, 2021.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of December 31, 2022, we had approximately $128.7 million in cash and cash equivalents and approximately $309.2 million in securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $311.8 million and $568.9 million at December 31, 2021.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at December 31, 2022 and at December 31, 2021.  As of December 31, 2022, we had a $501.0 million available borrowing position with the Federal Home Loan Bank compared to $484.4 million at December 31, 2021.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2022 and at December 31, 2021, we had $75 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2022 were deposits with the Federal Reserve of $72.6 million compared to $262.4 million at December 31, 2021.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2022, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 200% of equity capital.  Eighty-one percent of the pledge eligible portfolio was pledged.

Contractual Commitments

Our significant contractual obligations and commitments as of December 31, 2022 include debt, lease, and purchase obligations.  As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.

As of December 31, 2022, our outstanding balance on long-term debt was $57.8 million.  The interest payments on long-term debt due in one year or less is $3.9 million, and interest payments on long-term debt due in more than one year is $31.3 million.  The interest on $57.8 million in long-term debt is calculated based on the three-month LIBOR plus 1.59% until its maturity of June 1, 2037.  The three-month LIBOR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  Interest on long-term debt assumes the liability will not be prepaid and interest is calculated to maturity.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions. Refer to note 10 to the consolidated financial statements contained herein for additional information regarding long-term debt.

On March 5, 2021, LIBOR’s administrator, ICE Benchmarks Administration, announced that LIBOR would no longer be provided (i) for the one-week and two-month U.S. dollar settings after December 31, 2021 and (ii) for the remaining U.S. dollar settings after June 30, 2023. The U.S. federal banking agencies issued supervisory guidance encouraging banks to stop entering into new contracts that use LIBOR as a reference rate after December 31, 2021.  In addition, on March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law.  The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate.  As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve Board issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on the Secured Overnight Funding Rate for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and twelve-month tenors) and that do not have terms that provide for the use of a clearly defined and predictable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023.  We have analyzed our financial exposure related to the discontinuation of LIBOR and consider our exposure to be insignificant.

As of December 31, 2022, our remaining contractual commitment for operating and finance leases due in one year or less is $2.0 million and operating leases due in more than one year is $23.4 million.  Refer to note 15 to the consolidated financial statements contained herein for additional information regarding leases.

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.   As of December 31, 2022, the commitments due in one year or less for other commitments is $646.6 million and commitments due in more than one year is $227.7 million.  Refer to note 17 to the consolidated financial statements contained herein for additional information regarding other commitments.

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.  As of December 31, 2022, the value of our non-cancellable unconditional purchase obligations was $10.3 million.

These contractual obligations impact our liquidity and capital resource needs.  We believe our liquidity sources as mentioned in the liquidity discussion are adequate to meet our future cash requirements.

Investment Maturities

	Estimated Maturity at December 31, 2022
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$38,955	1.41%	$252,588	1.24%	$180,279	2.62%	$430,195	1.93%	$902,017	1.85%	$1,012,496
State and political subdivisions	1,705	3.64	11,752	3.52	96,764	2.34	154,881	2.50	265,102	2.50	326,746
Asset-backed securities	0	0.00	0	0.00	52,053	6.16	37,054	5.34	89,107	5.82	91,363
Total	$40,660	1.51%	$264,340	1.34%	$329,096	3.10%	$622,130	2.28%	$1,256,226	2.27%	$1,430,605

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

CTB has changed the origination process on commercial and residential construction loans to be almost exclusively construction to permanent financing with only one note.  This change is resulting in a greater number of loans showing in the after five year maturity for construction loans, even though those loans will be converted from construction loans to permanent financing by a change in the internal coding on the loans while the maturity date remains the same.

	Maturity at December 31, 2022
		After one
	Within	but within	After
(in thousands)	one year	five years	five years	Total
Commercial secured by real estate and commercial other	$215,139	$175,242	$1,324,122	$1,714,503
Commercial and real estate construction	71,107	19,643	185,340	276,090
	$286,246	$194,885	$1,509,462	$1,990,593

Rate sensitivity:
Predetermined rate	$43,680	$101,315	$77,546	$222,541
Adjustable rate	242,566	93,570	1,431,916	1,768,052
	$286,246	$194,885	$1,509,462	$1,990,593

Deposit Maturities

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2022 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$78,400	$10,955	$89,355
Over three through six months	68,841	10,304	79,145
Over six through twelve months	213,139	15,841	228,980
Over twelve through sixty months	111,400	22,390	133,790
Over sixty	154	0	154
	$471,934	$59,490	$531,424

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	9.98%
+300	7.26%
+200	4.60%
+100	1.94%
-100	(1.95)%
-200	(3.92)%
-300	(5.96)%
-400	(7.91)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2021:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.23%
+300	7.61%
+200	4.56%
+100	2.01%
-25	(0.66)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2022 estimates that our net interest income in an up-rate environment would increase by 9.98% at a 400 basis point change, increase by 7.26% at a 300 basis point change, increase by 4.60% at a 200 basis point change, and increase by 1.94% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 1.95% at a 100 basis point change, decrease by 3.92% at a 200 basis point change, decrease by 5.96% at a 300 basis point change, and decrease by 7.91% at a 400 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2022 and 2021, proceeds of $66.0 million and $307.8 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2022 of 3.83% to shareholders.  Shareholders’ equity decreased 10.0% from December 31, 2021 to $628.0 million at December 31, 2022.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.68 per share for 2022 compared to $1.57 per share for 2021.  We retained 63.4% of our earnings in 2022 compared to 68.2% in 2021.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of December 31, 2022 was 13.55%.  CTB’s CBLR ratio as of December 31, 2022 was 12.98%.

As of December 31, 2022, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of December 31, 2022, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2022:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
2021	0	-	0
2022	0	-	0
Total	3,500,000	16.17	2,465,294	1,034,706

*Repurchased shares and average prices have been restated to reflect stock dividends that have occurred; however, board authorized shares have not been adjusted.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted.  Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations like CTBI.  With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

Larger commercial loans with balances exceeding $1 million that exhibit probable or observed credit weaknesses, (i) have a criticized risk rating, (ii) are on nonaccrual status, (iii) are classified as TDRs, or (iv) are 90 days or more past due, are individually evaluated for an ACL.  CTBI considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of the ACL.  Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and our evaluation of the borrower’s management.  Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors.  When loans are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to CTBI.  Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceeds the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.  Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Specific allowances on individually evaluated commercial loans, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the ACL is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the ACL for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value.  In testing goodwill for impairment, U.S. GAAP permits companies to first assess qualitative factors to determine whether it is more likely than not that its fair value is less than its carrying amount.  In this qualitative assessment, CTBI evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of CTBI, and the performance of CTBI’s common stock, to determine if it is not more likely than not that the fair value is less than its carrying amount.  If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, CTBI performs the goodwill impairment test by comparing its fair value with its carrying amount, including goodwill.  If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded.  A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

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

Item 8.	Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2022	2021
Assets:
Cash and due from banks	$51,306	$46,558
Interest bearing deposits	77,380	265,198
Cash and cash equivalents	128,686	311,756

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,430,605 and $1,461,829, respectively)	1,256,226	1,455,429
Equity securities at fair value	2,166	2,253
Loans held for sale	109	2,632

Loans	3,709,290	3,408,813
Allowance for credit losses	(45,981)	(41,756)
Net loans	3,663,309	3,367,057

Premises and equipment, net	42,633	40,479
Operating right-of-use assets	13,809	10,892
Finance right-of-use assets	3,262	1,256
Federal Home Loan Bank stock	6,676	8,139
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	92,746	91,097
Mortgage servicing rights	8,468	6,774
Other real estate owned	3,671	3,486
Deferred tax asset	39,878	0
Accrued interest receivable	19,592	15,415
Other assets	28,463	30,970
Total assets	$5,380,316	$5,418,257

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,394,915	$1,331,103
Interest bearing	3,031,228	3,013,189
Total deposits	4,426,143	4,344,292

Repurchase agreements	215,431	271,088
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	355	375
Long-term debt	57,841	57,841
Deferred tax liability	0	546
Operating lease liability	14,160	11,583
Finance lease liability	3,468	1,422
Accrued interest payable	2,237	1,016
Other liabilities	32,134	31,392
Total liabilities	4,752,269	4,720,055

Commitments and contingencies (notes 17 and 19)

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2022 – 17,918,280; 2021 – 17,843,081	89,591	89,215
Capital surplus	229,012	227,085
Retained earnings	438,596	386,750
Accumulated other comprehensive loss, net of tax	(129,152)	(4,848)
Total shareholders’ equity	628,047	698,202

Total liabilities and shareholders’ equity	$5,380,316	$5,418,257

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands except per share data) Year Ended December 31	2022	2021	2020
Interest income:
Interest and fees on loans, including loans held for sale	$169,885	$160,198	$160,826
Interest and dividends on securities:
Taxable	21,695	13,981	11,939
Tax exempt	2,998	3,098	2,380
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	603	486	532
Interest on Federal Reserve Bank deposits	2,439	372	704
Other, including interest on federal funds sold	122	34	60
Total interest income	197,742	178,169	176,441

Interest expense:
Interest on deposits	24,068	12,753	21,177
Interest on repurchase agreements and federal funds purchased	2,540	1,254	2,788
Interest on advances from Federal Home Loan Bank	20	0	0
Interest on long-term debt	2,012	1,083	1,485
Total interest expense	28,640	15,090	25,450

Net interest income	169,102	163,079	150,991
Provision for credit losses (recovery)	4,905	(6,386)	16,047
Net interest income after provision for credit losses (recovery)	164,197	169,465	134,944

Noninterest income:
Service charges on deposit accounts	29,049	26,529	23,461
Gains on sales of loans, net	1,525	6,820	7,226
Trust and wealth management income	12,394	12,644	10,931
Loan related fees	6,185	5,578	4,041
Bank owned life insurance	2,708	2,844	2,306
Brokerage revenue	1,846	1,962	1,483
Securities gains (losses)	(168)	(158)	1,769
Other noninterest income	4,377	4,244	3,343
Total noninterest income	57,916	60,463	54,560

Noninterest expense:
Officer salaries and employee benefits	15,922	19,713	15,257
Other salaries and employee benefits	56,568	54,401	51,170
Occupancy, net	8,380	8,306	7,912
Equipment	2,703	2,548	2,737
Data processing	8,910	8,039	7,941
Bank franchise tax	1,528	1,705	7,299
Legal fees	1,159	1,160	1,634
Professional fees	2,275	2,039	2,091
Advertising and marketing	3,005	2,928	2,980
FDIC insurance	1,447	1,381	1,056
Other real estate owned provision and expense	456	1,401	2,655
Repossession expense	546	344	717
Amortization of limited partnership investments	2,853	3,352	3,759
Other noninterest expense	15,319	11,968	12,031
Total noninterest expense	121,071	119,285	119,239

Income before income taxes	101,042	110,643	70,265
Income taxes	19,228	22,704	10,761
Net income	$81,814	$87,939	$59,504

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(168,060)	(24,827)	13,839
Less: Reclassification adjustments for realized gains (losses) included in net income	(81)	60	1,251
Tax expense (benefit)	(43,675)	(6,471)	3,273
Other comprehensive income (loss), net of tax	(124,304)	(18,416)	9,315
Comprehensive income (loss)	$(42,490)	$69,523	$68,819

Basic earnings per share	$4.59	$4.94	$3.35
Diluted earnings per share	$4.58	$4.94	$3.35

Weighted average shares outstanding-basic	17,836	17,786	17,748
Weighted average shares outstanding-diluted	17,851	17,804	17,756

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2019	17,793,165	$88,966	$224,907	$296,760	$4,253	$614,886
Implementation of ASU 2016-13				(2,366)		(2,366)
Balance, January 1, 2020	17,793,165	88,966	224,907	294,394	4,253	612,520
Net income				59,504		59,504
Other comprehensive income (loss)					9,315	9,315
Cash dividends declared ($1.53 per share)				(27,160)		(27,160)
Issuance of common stock	45,341	226	700			926
Repurchase of common stock	(32,664)	(163)	(936)			(1,099)
Issuance of restricted stock	21,544	108	(108)			0
Vesting of restricted stock	(16,985)	(85)	85			0
Stock-based compensation			859			859
Balance, December 31, 2020	17,810,401	89,052	225,507	326,738	13,568	654,865
Net income				87,939		87,939
Other comprehensive income (loss)					(18,416)	(18,416)
Cash dividends declared ($1.57 per share)				(27,927)		(27,927)
Issuance of common stock	41,168	205	760			965
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			776			776
Balance, December 31, 2021	17,843,081	89,215	227,085	386,750	(4,848)	698,202
Net income				81,814		81,814
Other comprehensive income (loss)					(124,304)	(124,304)
Cash dividends declared ($1.68 per share)				(29,968)		(29,968)
Issuance of common stock	54,125	271	770			1,041
Issuance of restricted stock	50,438	252	(252)			0
Vesting of restricted stock	(29,364)	(147)	147			0
Stock-based compensation			1,262			1,262
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2022	2021	2020
Cash flows from operating activities:
Net income	$81,814	$87,939	$59,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,219	5,033	5,346
Deferred taxes	3,250	2,330	(2,909)
Stock-based compensation	1,366	850	944
Provision for credit losses (recovery)	4,905	(6,386)	16,047
Write-downs of other real estate owned and other repossessed assets	285	864	1,454
Gains on sale of loans held for sale	(1,525)	(6,820)	(7,226)
Securities gains (losses)	81	(60)	(1,251)
Fair value adjustment in equity securities	87	218	(518)
(Gains) losses on sale of assets, net	(354)	(165)	390
Proceeds from sale of mortgage loans held for sale	65,974	307,843	347,048
Funding of mortgage loans held for sale	(61,926)	(280,396)	(361,913)
Amortization of securities premiums and discounts, net	5,466	8,010	5,907
Change in cash surrender value of bank owned life insurance	(1,650)	(1,873)	(1,371)
Payment of operating lease liabilities	(1,773)	(1,693)	(1,682)
Mortgage servicing rights:
Fair value adjustments	(1,069)	(428)	1,064
New servicing assets created	(625)	(2,278)	(1,869)
Changes in:
Accrued interest receivable	(4,177)	403	(982)
Other assets	2,507	4,918	1,845
Accrued interest payable	1,221	(227)	(1,596)
Other liabilities	608	(2,387)	4,147
Net cash provided by operating activities	99,684	115,695	62,379

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	0	(245)
Maturity of certificates of deposit	0	0	245
Securities available-for-sale (AFS):
Purchase of AFS securities	(179,627)	(797,445)	(857,167)
Proceeds from sales of AFS securities	11,462	1,080	186,194
Proceeds from prepayments, calls, and maturities of AFS securities	193,843	305,361	281,487
Securities held-to-maturity (HTM):
Proceeds from prepayments and maturities of HTM securities	0	0	517
Change in loans, net	(302,466)	146,050	(306,523)
Purchase of premises and equipment	(6,218)	(2,373)	(1,482)
Proceeds from sale and retirement of premises and equipment	620	830	1
Redemption of stock by Federal Home Loan Bank	1,463	1,909	426
Proceeds from sale of other real estate owned and repossessed assets	988	2,819	4,754
Additional investment in other real estate owned and repossessed assets	(73)	0	0
Additional investment in bank owned life insurance	0	(17,181)	(1,733)
Proceeds from settlement of bank owned life insurance	1	330	0
Net cash used in investing activities	(280,007)	(358,620)	(693,526)

Cash flows from financing activities:
Change in deposits, net	81,851	328,210	610,510
Change in repurchase agreements and federal funds purchased, net	(55,657)	(84,774)	121,539
Advances from Federal Home Loan Bank	45,000	0	25,000
Payments on advances from Federal Home Loan Bank	(45,020)	(20)	(25,020)
Payment of finance lease liabilities	(24)	(19)	(15)
Repurchase of long-term debt	0	0	0
Issuance of common stock	1,041	965	926
Repurchase of stock	0	0	(1,099)
Dividends paid	(29,938)	(27,916)	(27,142)
Net cash provided by (used in) financing activities	(2,747)	216,446	704,699
Net increase (decrease) in cash and cash equivalents	(183,070)	(26,479)	73,552
Cash and cash equivalents at beginning of year	311,756	338,235	264,683
Cash and cash equivalents at end of year	$128,686	$311,756	$338,235

Supplemental disclosures:
Income taxes paid	$16,293	$19,485	$13,275
Interest paid	27,419	15,316	27,047
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,124	1,733	9,632
Common stock dividends accrued, paid in subsequent quarter	278	248	238
Real estate and assets acquired in settlement of loans	2,433	1,200	4,446
Right-of-use assets obtained in exchange for new operating/finance lease liabilities	5,539	0	0

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

For AFS debt securities in an unrealized loss position, we evaluate the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors.  Any impairment that is not credit-related is recognized in accumulated other comprehensive income, net of tax.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.  Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.  Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change.  However, if we intend to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2022 and December 31, 2021, therefore, no ACL for AFS securities was recorded.

Changes in the ACL for AFS debt securities are recorded as expense.  Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Gains or losses on disposition of debt securities are computed by specific identification for those securities.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2022 and 2021, CTBI held no securities designated as held-to-maturity.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for credit losses, and unamortized deferred fees or costs and premiums. Income is recorded on the level yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain. A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, or commitments as a yield adjustment.

Leases – CTBI accounts for leases under ASC 842, recording a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.  The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying value might not be recoverable.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate on a collateralized basis, over a similar term at the lease commencement date and may be re-measured for certain modifications or the company’s exercise of options (renewal, extension, or termination) under the lease.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair value less expected sales costs. Additionally, periodic updated appraisals are obtained on unsold foreclosed properties. When an updated appraisal reflects a fair value below the current book value, a charge is booked to current earnings to reduce the property to its new fair value less expected sales costs. Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months. All revenues and expenses related to the carrying of other real estate owned are recognized through the income statement.

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

●
Other noninterest income primarily includes items such as letter of credit fees, gains on sale of loans held for sale, and servicing fees related to mortgage and commercial loans, none of which are subject to the requirements of ASC 606.

Advertising Expense – It is CTBI’s policy to expense advertising costs in the period in which they are incurred.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the years ended December 31, 2022, 2021, and 2020, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair value following the accounting guidance in ASC 860-50, Servicing Assets and Liabilities.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements. The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model. The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value. As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable. Along with the gains received from the sale of loans, fees are received for servicing loans. These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred. Changes in fair value of the MSRs are reported as an increase or decrease to mortgage banking income.

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

New Accounting Standards –

➢          Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extends the period of time preparers can utilize the reference rate reform relief guidance.  The amendments in ASU No. 2022-06 are effective for all entities upon issuance.  In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published.  The amendments in ASU No. 2020-04 provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU No. 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

➢          Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this ASU eliminate the accounting guidance for TDR by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.   Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, in the vintage disclosures required by paragraph 326-20-50-6.  The amendments in the ASU are for fiscal periods beginning after December 22, 2022, including interim periods within those fiscal years.  The changes can be early adopted, separately by topic.  We do not anticipate a significant impact to our consolidated financial statements.

➢          Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The amendments in ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s).  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  We do not anticipate a significant impact to our consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

At December 31, 2022, CTBI had cash accounts which exceeded federally insured limits, and therefore were not subject to FDIC insurance, with $72.6 million in deposits with the Federal Reserve, $26.6 million in deposits with U.S. Bank, $1.4 million in deposits with Fifth Third Bank, $4.8 million in deposits with the Federal Home Loan Bank, and $3.0 million in deposits with Raymond James.

3.  Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management, or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of December 31, 2022 and December 31, 2021, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at December 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$418,579	$212	$(36,859)	$381,932
State and political subdivisions	326,746	32	(61,676)	265,102
U.S. government sponsored agency mortgage-backed securities	593,917	1	(73,833)	520,085
Asset-backed securities	91,363	0	(2,256)	89,107
Total available-for-sale securities	$1,430,605	$245	$(174,624)	$1,256,226

The amortized cost and fair value of debt securities at December 31, 2021 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$299,606	$351	$(4,187)	$295,770
State and political subdivisions	334,218	5,524	(5,539)	334,203
U.S. government sponsored agency mortgage-backed securities	733,467	5,107	(7,765)	730,809
Asset-backed securities	94,538	301	(192)	94,647
Total available-for-sale securities	$1,461,829	$11,283	$(17,683)	$1,455,429

The amortized cost and fair value of debt securities at December 31, 2022 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$29,874	$29,242
Due after one through five years	267,190	244,404
Due after five through ten years	250,194	218,508
Due after ten years	198,067	154,880
U.S. government sponsored agency mortgage-backed securities	593,917	520,085
Asset-backed securities	91,363	89,107
Total debt securities	$1,430,605	$1,256,226

In 2022, we had a net securities loss of $168 thousand.  There was a net loss of $81 thousand realized on sales and calls of AFS securities, and an unrealized loss of $87 thousand from the fair value adjustment of equity securities.  There was a net loss of $158 thousand realized in 2021 and a net gain of $1.8 million realized in 2020.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of December 31, 2022 were $2.2 million, as a result of an $87 thousand decrease in the fair value in 2022.  The fair value of equity securities decreased $218 thousand in 2021.  No equity securities were sold during 2022 or 2021.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $725.0 million at December 31, 2022 and $545.6 million at December 31, 2021.

The amortized cost of securities sold under agreements to repurchase amounted to $316.9 million at December 31, 2022 and $314.1 million at December 31, 2021.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2022 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2022 was 97.4% compared to 72.4% as of December 31, 2021.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2022 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of December 31, 2022.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$144,305	$(6,953)	$137,352
State and political subdivisions	94,277	(6,257)	88,020
U.S. government sponsored agency mortgage-backed securities	139,314	(6,883)	132,431
Asset-backed securities	38,882	(1,231)	37,651
Total <12 months temporarily impaired AFS securities	416,778	(21,324)	395,454

12 Months or More
U.S. Treasury and government agencies	249,424	(29,906)	219,518
State and political subdivisions	225,019	(55,419)	169,600
U.S. government sponsored agency mortgage-backed securities	454,357	(66,950)	387,407
Asset-backed securities	52,480	(1,025)	51,455
Total ≥12 months temporarily impaired AFS securities	981,280	(153,300)	827,980

Total
U.S. Treasury and government agencies	393,729	(36,859)	356,870
State and political subdivisions	319,296	(61,676)	257,620
U.S. government sponsored agency mortgage-backed securities	593,671	(73,833)	519,838
Asset-backed securities	91,362	(2,256)	89,106
Total temporarily impaired AFS securities	$1,398,058	$(174,624)	$1,223,434

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
4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2022	December 31 2021
Hotel/motel	$343,640	$257,062
Commercial real estate residential	372,914	335,233
Commercial real estate nonresidential	762,349	757,893
Dealer floorplans	77,533	69,452
Commercial other	311,539	290,478
Commercial unsecured SBA PPP	883	47,335
Commercial loans	1,868,858	1,757,453

Real estate mortgage	824,996	767,185
Home equity lines	120,540	106,667
Residential loans	945,536	873,852

Consumer direct	157,504	156,683
Consumer indirect	737,392	620,825
Consumer loans	894,896	777,508

Loans and lease financing	$3,709,290	$3,408,813

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $1.0 million as of December 31, 2022 and $4.0 million as of December 31, 2021, while the unamortized premiums on the indirect lending portfolio totaled $28.5 million as of December 31, 2022 and $24.1 million as of December 31, 2021.

CTBI has segregated and evaluates our loan portfolio through ten portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.3% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

CTBI participation in the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) resulted in the creation of a new loan segment of unsecured commercial other loans that are one hundred percent guaranteed by the U.S. Small Business Administration (“SBA”).  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loan was made.  These loans currently have no allowance for credit losses.

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

Consumer indirect loans are primarily fixed rate consumer loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI’s indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $0.1 million at December 31, 2022 and $2.6 million at December 31, 2021.

The following tables present the balance in the ACL for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$307	$(216)	$0	$5,171
Commercial real estate residential	3,986	951	(92)	49	4,894
Commercial real estate nonresidential	8,884	(154)	(46)	735	9,419
Dealer floorplans	1,436	340	0	0	1,776
Commercial other	4,422	947	(1,082)	998	5,285
Real estate mortgage	7,637	466	(223)	52	7,932
Home equity	866	257	(37)	20	1,106
Consumer direct	1,951	(210)	(609)	562	1,694
Consumer indirect	7,494	2,001	(3,041)	2,250	8,704
Total	$41,756	$4,905	$(5,346)	$4,666	$45,981

	Year Ended December 31, 2021
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$6,356	$(1,276)	$0	$0	$5,080
Commercial real estate residential	4,464	(488)	(28)	38	3,986
Commercial real estate nonresidential	11,086	(2,233)	(306)	337	8,884
Dealer floorplans	1,382	54	0	0	1,436
Commercial other	4,289	388	(644)	389	4,422
Real estate mortgage	7,832	3	(266)	68	7,637
Home equity	844	39	(36)	19	866
Consumer direct	1,863	256	(684)	516	1,951
Consumer indirect	9,906	(3,129)	(2,361)	3,078	7,494
Total	$48,022	$(6,386)	$(4,325)	$4,445	$41,756

	Year Ended December 31, 2020
(in thousands)	Beginning Balance, Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$3,371	$170	$2,858	$(43)	$0	$6,356
Commercial real estate residential	3,439	(721)	1,772	(182)	156	4,464
Commercial real estate nonresidential	8,515	119	3,303	(941)	90	11,086
Dealer floorplans	802	820	(214)	(26)	0	1,382
Commercial other	5,556	(391)	2,040	(3,339)	423	4,289
Real estate mortgage	4,604	1,893	1,584	(321)	72	7,832
Home equity	897	(75)	16	(4)	10	844
Consumer direct	1,711	(40)	609	(927)	510	1,863
Consumer indirect	6,201	1,265	4,079	(4,670)	3,031	9,906
Total	$35,096	$3,040	$16,047	$(10,453)	$4,292	$48,022

CTBI derived our ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.

Qualitative loss factors are based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI has determined that twelve months represents a reasonable and supportable forecast period and reverts back to a historical loss rate immediately.   CTBI leverages economic projections from reputable and independent third parties to form our loss driver forecasts over the twelve month forecast period. Other internal and external indicators of economic forecasts are also considered by CTBI when developing the forecast metrics.

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

With the continued impact of global uncertainty, the current historically high rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, these have been identified as significant specific events that could impact our customers’ ability to pay.  As segments stabilize, these allocations are adjusted with reductions totaling $0.9 million made to the segments during 2022.  Management continues to have a significant event qualitative factor to anticipate the continued impact of the above factors.

Provision for credit losses for the year 2022 was $4.9 million compared to a recovery of $6.4 million during the year 2021.  Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2022 was 300.4% compared to 251.2% at December 31, 2021.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2022 was 1.24% compared to 1.22% at December 31, 2021.

Refer to note 1 to the consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	355	258	613
Commercial real estate nonresidential	0	1,116	1,947	3,063
Commercial other	0	982	356	1,338
Commercial unsecured SBA PPP	0	0	13	13
Total commercial loans	0	2,453	2,574	5,027

Real estate mortgage	0	4,069	4,929	8,998
Home equity lines	0	291	487	778
Total residential loans	0	4,360	5,416	9,776

Consumer direct	0	0	41	41
Consumer indirect	0	0	465	465
Total consumer loans	0	0	506	506

Loans and lease financing	$0	$6,813	$8,496	$15,309

	December 31, 2021
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$1,075	$0	$1,075
Commercial real estate residential	0	585	312	897
Commercial real estate nonresidential	2,447	1,602	144	4,193
Commercial other	0	302	76	378
Total commercial loans	2,447	3,564	532	6,543

Real estate mortgage	0	4,081	4,659	8,740
Home equity lines	0	579	513	1,092
Total residential loans	0	4,660	5,172	9,832

Consumer direct	0	0	44	44
Consumer indirect	0	0	206	206
Total consumer loans	0	0	250	250

Loans and lease financing	$2,447	$8,224	$5,954	$16,625

CTBI recognized $44 thousand in interest income on the above nonaccrual loans for the year ended December 31, 2022 compared to $82 thousand for the year ended December 31, 2021.

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2022 and December 31, 2021 (includes loans 90 days past due and still accruing as well):

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$343,640	$343,640
Commercial real estate residential	602	225	574	1,401	371,513	372,914
Commercial real estate nonresidential	2,549	395	2,611	5,555	756,794	762,349
Dealer floorplans	0	0	0	0	77,533	77,533
Commercial other	1,029	846	484	2,359	309,180	311,539
Commercial unsecured SBA PPP	0	4	12	16	867	883
Total commercial loans	4,180	1,470	3,681	9,331	1,859,527	1,868,858

Real estate mortgage	869	3,402	7,067	11,338	813,658	824,996
Home equity lines	786	44	740	1,570	118,970	120,540
Total residential loans	1,655	3,446	7,807	12,908	932,628	945,536

Consumer direct	555	126	41	722	156,782	157,504
Consumer indirect	4,407	764	465	5,636	731,756	737,392
Total consumer loans	4,962	890	506	6,358	888,538	894,896

Loans and lease financing	$10,797	$5,806	$11,994	$28,597	$3,680,693	$3,709,290

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$257,062	$257,062
Commercial real estate residential	274	116	845	1,235	333,998	335,233
Commercial real estate nonresidential	1,303	147	3,509	4,959	752,934	757,893
Dealer floorplans	0	0	0	0	69,452	69,452
Commercial other	1,225	175	108	1,508	288,970	290,478
Commercial unsecured SBA PPP	14	34	0	48	47,287	47,335
Total commercial loans	2,816	472	4,462	7,750	1,749,703	1,757,453

Real estate mortgage	1,171	2,707	6,859	10,737	756,448	767,185
Home equity lines	656	315	903	1,874	104,793	106,667
Total residential loans	1,827	3,022	7,762	12,611	861,241	873,852

Consumer direct	396	179	44	619	156,064	156,683
Consumer indirect	2,889	533	206	3,628	617,197	620,825
Total consumer loans	3,285	712	250	4,247	773,261	777,508

Loans and lease financing	$7,928	$4,206	$12,474	$24,608	$3,384,205	$3,408,813

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.3% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.  Loans in amounts greater than $500,000 generally require a performance bond to be posted by the general contractor to assure completion of the project.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$145,262	$36,002	$17,742	$54,328	$13,178	$35,179	$545	$302,236
Watch	7,921	8,996	5,523	3,453	0	13,555	0	39,448
OAEM	0	0	0	0	0	1,956	0	1,956
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	153,183	44,998	23,265	57,781	13,178	50,690	545	343,640

Commercial real estate residential
Risk rating:
Pass	119,826	110,963	38,423	15,467	10,492	36,307	14,297	345,775
Watch	1,474	898	1,675	848	2,136	7,015	152	14,198
OAEM	0	0	0	39	0	0	29	68
Substandard	182	4,289	1,878	346	3,639	2,539	0	12,873
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	121,482	116,150	41,976	16,700	16,267	45,861	14,478	372,914

Commercial real estate nonresidential
Risk rating:
Pass	175,220	171,311	80,932	70,848	44,099	137,575	23,166	703,151
Watch	3,331	5,765	10,090	2,178	1,962	10,022	1,550	34,898
OAEM	19	0	0	0	0	90	0	109
Substandard	1,939	2,537	4,877	3,135	508	10,865	25	23,886
Doubtful	0	0	0	0	0	305	0	305
Total commercial real estate nonresidential	180,509	179,613	95,899	76,161	46,569	158,857	24,741	762,349

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	77,153	77,153
Watch	0	0	0	0	0	0	380	380
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,533	77,533

Commercial other
Risk rating:
Pass	78,846	59,667	34,841	8,922	2,333	23,961	77,355	285,925
Watch	1,622	393	604	217	159	780	6,402	10,177
OAEM	30	0	0	0	0	0	30	60
Substandard	6,090	5,489	885	356	143	758	952	14,673
Doubtful	466	129	0	109	0	0	0	704
Total commercial other	87,054	65,678	36,330	9,604	2,635	25,499	84,739	311,539

Commercial unsecured SBA PPP
Risk rating:
Pass	0	883	0	0	0	0	0	883
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	0	883	0	0	0	0	0	883

Commercial loans
Risk rating:
Pass	519,154	378,826	171,938	149,565	70,102	233,022	192,516	1,715,123
Watch	14,348	16,052	17,892	6,696	4,257	31,372	8,484	99,101
OAEM	49	0	0	39	0	2,046	59	2,193
Substandard	8,211	12,315	7,640	3,837	4,290	14,162	977	51,432
Doubtful	466	129	0	109	0	305	0	1,009
Total commercial loans	$542,228	$407,322	$197,470	$160,246	$78,649	$280,907	$202,036	$1,868,858

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$42,056	$11,231	$53,713	$18,752	$32,765	$20,087	$0	$178,604
Watch	9,234	14,021	8,813	8,780	2,678	30,502	0	74,028
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	3,355	1,075	0	0	4,430
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	51,290	25,252	62,526	30,887	36,518	50,589	0	257,062

Commercial real estate residential
Risk rating:
Pass	142,364	54,380	22,320	19,826	11,919	45,791	9,544	306,144
Watch	2,643	2,359	1,962	2,119	554	6,949	156	16,742
OAEM	0	0	0	0	16	0	0	16
Substandard	4,822	1,990	620	1,835	596	2,468	0	12,331
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	149,829	58,729	24,902	23,780	13,085	55,208	9,700	335,233

Commercial real estate nonresidential
Risk rating:
Pass	214,563	99,131	82,386	57,397	55,422	168,533	22,389	699,821
Watch	5,130	2,865	3,981	2,802	3,655	11,828	767	31,028
OAEM	0	0	0	0	0	178	20	198
Substandard	5,201	5,098	3,764	600	2,016	9,659	200	26,538
Doubtful	0	0	0	0	0	308	0	308
Total commercial real estate nonresidential	224,894	107,094	90,131	60,799	61,093	190,506	23,376	757,893

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	69,105	69,105
Watch	0	0	0	0	0	0	347	347
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	69,452	69,452

Commercial other
Risk rating:
Pass	72,650	43,838	16,495	29,858	9,105	13,346	75,119	260,411
Watch	7,196	1,967	1,582	599	332	1,071	11,792	24,539
OAEM	0	0	268	383	12	1	482	1,146
Substandard	1,600	1,589	147	184	287	451	124	4,382
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	81,446	47,394	18,492	31,024	9,736	14,869	87,517	290,478

Commercial unsecured SBA PPP
Risk rating:
Pass	46,227	1,108	0	0	0	0	0	47,335
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total commercial unsecured SBA PPP	46,227	1,108	0	0	0	0	0	47,335

Commercial loans
Risk rating:
Pass	517,860	209,688	174,914	125,833	109,211	247,757	176,157	1,561,420
Watch	24,203	21,212	16,338	14,300	7,219	50,350	13,062	146,684
OAEM	0	0	268	383	28	179	502	1,360
Substandard	11,623	8,677	4,531	5,974	3,974	12,578	324	47,681
Doubtful	0	0	0	0	0	308	0	308
Total commercial loans	$553,686	$239,577	$196,051	$146,490	$120,432	$311,172	$190,045	$1,757,453

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,195	$109,567	$119,762
Nonperforming	0	0	0	0	0	502	276	778
Total home equity lines	0	0	0	0	0	10,697	109,843	120,540

Mortgage loans
Performing	176,736	177,469	132,795	62,415	30,473	236,110	0	815,998
Nonperforming	0	282	98	791	422	7,405	0	8,998
Total mortgage loans	176,736	177,751	132,893	63,206	30,895	243,515	0	824,996

Residential loans
Performing	176,736	177,469	132,795	62,415	30,473	246,305	109,567	935,760
Nonperforming	0	282	98	791	422	7,907	276	9,776
Total residential loans	176,736	177,751	132,893	63,206	30,895	254,212	109,843	945,536

Consumer direct loans
Performing	62,239	42,014	23,921	11,166	6,766	11,357	0	157,463
Nonperforming	25	11	5	0	0	0	0	41
Total consumer direct loans	62,264	42,025	23,926	11,166	6,766	11,357	0	157,504

Consumer indirect loans
Performing	371,079	168,513	116,267	45,748	26,247	9,073	0	736,927
Nonperforming	65	251	96	30	1	22	0	465
Total consumer indirect loans	371,144	168,764	116,363	45,778	26,248	9,095	0	737,392

Consumer loans
Performing	433,318	210,527	140,188	56,914	33,013	20,430	0	894,390
Nonperforming	90	262	101	30	1	22	0	506
Total consumer loans	$433,408	$210,789	$140,289	$56,944	$33,014	$20,452	$0	$894,896

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,909	$94,666	$105,575
Nonperforming	0	0	0	0	0	520	572	1,092
Total home equity lines	0	0	0	0	0	11,429	95,238	106,667

Mortgage loans
Performing	195,731	161,471	75,792	37,188	42,597	245,666	0	758,445
Nonperforming	0	63	424	364	558	7,331	0	8,740
Total mortgage loans	195,731	161,534	76,216	37,552	43,155	252,997	0	767,185

Residential loans
Performing	195,731	161,471	75,792	37,188	42,597	256,575	94,666	864,020
Nonperforming	0	63	424	364	558	7,851	572	9,832
Total residential loans	195,731	161,534	76,216	37,552	43,155	264,426	95,238	873,852

Consumer direct loans
Performing	71,626	39,312	18,492	10,468	4,490	12,251	0	156,639
Nonperforming	0	4	3	34	3	0	0	44
Total consumer direct loans	71,626	39,316	18,495	10,502	4,493	12,251	0	156,683

Consumer indirect loans
Performing	263,127	190,145	80,793	54,437	23,449	8,668	0	620,619
Nonperforming	24	135	20	0	23	4	0	206
Total consumer indirect loans	263,151	190,280	80,813	54,437	23,472	8,672	0	620,825

Consumer loans
Performing	334,753	229,457	99,285	64,905	27,939	20,919	0	777,258
Nonperforming	24	139	23	34	26	4	0	250
Total consumer loans	$334,777	$229,596	$99,308	$64,939	$27,965	$20,923	$0	$777,508

A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.3 million at December 31, 2022.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed with restricted parameters was $2.3 million at December 31, 2021.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	December 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,168	$0
Commercial real estate residential	4	7,786	0
Commercial real estate nonresidential	8	14,718	200
Commercial other	2	8,926	1,000
Total collateral dependent loans	15	$32,598	$1,200

	December 31, 2021
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,462	$600
Commercial real estate residential	4	7,255	0
Commercial real estate nonresidential	11	19,943	200
Commercial other	1	1,113	350
Total collateral dependent loans	18	$37,773	$1,150

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The two loans listed in the commercial other segment at December 31, 2022 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the years ended December 31, 2022 and 2021:

			Year Ended December 31, 2022
			Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$659	$0	$66	$725
Commercial real estate nonresidential	8	1,206	0	118	1,324
Hotel/motel	0	0	0	0	0
Commercial other	22	12,812	0	66	12,878
Total commercial loans	36	14,677	0	250	14,927

Real estate mortgage	5	593	1,309	0	1,902
Total residential loans	5	593	1,309	0	1,902

Total troubled debt restructurings	41	$15,270	$1,309	$250	$16,829

			Year Ended December 31, 2022
			Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$659	$0	$66	$725
Commercial real estate nonresidential	8	1,342	0	118	1,460
Hotel/motel	0	0	0	0	0
Commercial other	22	12,811	0	66	12,877
Total commercial loans	36	14,812	0	250	15,062

Real estate mortgage	5	593	1,309	0	1,902
Total residential loans	5	593	1,309	0	1,902

Total troubled debt restructurings	41	$15,405	$1,309	$250	$16,964
			Year Ended December 31, 2021
			Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$388	$0	$0	$388
Commercial real estate nonresidential	9	4,179	2,988	0	7,167
Hotel/motel	0	0	0	0	0
Commercial other	5	417	0	0	417
Total commercial loans	20	4,984	2,988	0	7,972

Real estate mortgage	3	278	277	262	817
Total residential loans	3	278	277	262	817

Total troubled debt restructurings	23	$5,262	$3,265	$262	$8,789

			Year Ended December 31, 2021
			Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$424	$0	$0	$424
Commercial real estate nonresidential	9	4,282	3,000	0	7,282
Hotel/motel	0	0	0	0	0
Commercial other	5	340	0	0	340
Total commercial loans	20	5,046	3,000	0	8,046

Real estate mortgage	3	279	277	262	818
Total residential loans	3	279	277	262	818

Total troubled debt restructurings	23	$5,325	$3,277	$262	$8,864

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $40 thousand and $52 thousand at December 31, 2022 and 2021, respectively, on loans that were considered troubled debt restructurings.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If a loan modified in a troubled debt restructuring subsequently defaults, CTBI evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as troubled debt restructurings within the past twelve months which have subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual. See below for defaulted restructured loans at December 31, 2022 and 2021.

(in thousands)	Year Ended December 31, 2022		Year Ended December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	0	$0	1	$1,113

Residential:
Real estate mortgage	2	751	1	275
Total defaulted restructured loans	2	$751	2	$1,388
5. Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, mortgage servicing rights (“MSRs”) are carried at fair value.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in loan related fees.  Costs of servicing loans are charged to expense as incurred.  Changes in fair value of the MSRs are reported as an increase or decrease to mortgage banking income.

The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2022	2021	2020
Net gain on sale of mortgage loans held for sale	$1,525	$6,820	$7,226
Net loan servicing income:
Servicing fees	2,226	2,058	1,515
Late fees	78	67	52
Ancillary fees	94	848	1,310
Fair value adjustments	1,069	428	(1,064)
Net loan servicing income	3,467	3,401	1,813
Mortgage banking income	$4,992	$10,221	$9,039

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $783 million, $807 million, and $650 million at December 31, 2022, 2021, and 2020, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3.0 million, $2.6 million, and $2.0 million at December 31, 2022, 2021, and 2020, respectively.

Activity for capitalized MSRs using the fair value method is as follows:

(in thousands)	2022	2021	2020
Fair value of MSRs, beginning of year	$6,774	$4,068	$3,263
New servicing assets created	625	2,278	1,869
Change in fair value during the year due to:
Time decay (1)	(450)	(259)	(135)
Payoffs (2)	(429)	(587)	(766)
Changes in valuation inputs or assumptions (3)	1,948	1,274	(163)
Fair value of MSRs, end of year	$8,468	$6,774	$4,068

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized MSRs were $8.5 million, $6.8 million, and $4.1 million at December 31, 2022, 2021, and 2020, respectively.  Fair values for the years ended December 31, 2022, 2021, and 2020 were determined by third-party valuations with a resulting 10.0% average discount rate in 2022 compared to the 10.1% average discount rate over the prior two years, respectively, and weighted average default rates of 1.24%, 1.39%, and 1.67%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 7.1%, 10.0%, and 15.7% at December 31, 2022, 2021, and 2020, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of our MSR portfolio.

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

Activity for related party extensions of credit during 2022 and 2021 is as follows:

(in thousands)	2022	2021
Related party extensions of credit, beginning of year	$45,022	$38,061
New loans and advances on lines of credit	1,813	10,952
Repayments	(4,749)	(3,055)
Decrease due to changes in related parties	(19)	(936)
Related party extensions of credit, end of year	$42,067	$45,022

The aggregate balances of related party deposits at December 31, 2022 and 2021 were $27.9 million and $24.9 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and our subsidiaries during the years 2022, 2021, and 2020.  Approximately $0.4 million in legal fees and $0.1 million in expenses, $0.5 million total, were paid during 2022.  Approximately $0.4 million in legal fees and $0.1 million in expenses, $0.5 million total, were paid during 2021.  Approximately $0.8 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.9 million total, were paid to this law firm during 2020.  A refund was issued for several years of adjustments reducing the total paid in 2020 to $0.6 million.

7.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2022	2021
Land and buildings	$81,345	$80,015
Leasehold improvements	4,797	4,829
Furniture, fixtures, and equipment	43,531	40,835
Construction in progress	589	1,475
Total premises and equipment	130,262	127,154
Less accumulated depreciation and amortization	(87,629)	(86,675)
Premises and equipment, net	$42,633	$40,479

Depreciation and amortization of premises and equipment for 2022, 2021, and 2020 was $3.3 million, $3.2 million, and $3.5 million, respectively.

8.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2022	2021
Beginning balance of other real estate owned	$3,486	$7,694
New assets acquired	2,433	1,166
Capitalized costs	73	0
Fair value adjustments	(285)	(857)
Sale of assets	(2,036)	(4,517)
Ending balance of other real estate owned	$3,671	$3,486

Carrying costs and fair value adjustments associated with foreclosed properties were $0.5 million, $1.4 million, and $2.7 million for 2022, 2021, and 2020, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2022	2021
1-4 family	$859	$1,130
Construction/land development/other	867	480
Multifamily	0	88
Non-farm/non-residential	1,945	1,788
Total foreclosed properties	$3,671	$3,486

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2022	2021
Noninterest bearing deposits	$1,394,915	$1,331,103
Interest bearing demand deposits	112,265	97,064
Money market deposits	1,348,809	1,206,401
Savings	654,380	632,645
Certificates of deposit and other time deposits of $100,000 or more	531,424	654,325
Certificates of deposit and other time deposits less than $100,000	384,350	422,754
Total deposits	$4,426,143	$4,344,292

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2022 and 2021 were $203.7 million and $261.0 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2022
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$531,424	$397,480	$96,745	$19,199	$10,789	$7,057	$154
Certificates of deposit and other time deposits less than $100,000	384,350	300,646	51,991	12,525	9,955	9,023	210
Total maturities	$915,774	$698,126	$148,736	$31,724	$20,744	$16,080	$364

10.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2022	2021
Repurchase agreements	$215,431	$271,088
Federal funds purchased	500	500
Total short-term debt	$215,931	$271,588

All federal funds purchased mature and reprice daily.  See note 11 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2022 were 4.07% and 2.75%, respectively.

The maximum balance for repurchase agreements at any month-end during 2022 occurred at February 28, 2022, with a month-end balance of $277.4 million.  The average balance of repurchase agreements for the year was $242.4 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2022	2021
Junior subordinated debentures, 6.35%, due 6/1/37	$57,841	$57,841

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

On March 15, 2022, the President of the United States of America signed into law the Adjustable Interest Rate (LIBOR) Act (as implemented by the Final Regulations (defined below), the “LIBOR Act”).  Under the LIBOR Act, on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”), a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will replace LIBOR in certain contracts.  These contracts are those which, after giving effect to other parts of the LIBOR Act, (i) contain no fallback provisions (including contracts which contain no fallback provisions after giving effect to certain parts of the LIBOR Act) or (ii) contain fallback provisions that identify neither a specific non-LIBOR based benchmark replacement nor a person with the authority, right or obligation to determine a benchmark replacement.  Other parts of the LIBOR Act require that fallback provisions which (i) are based in any way on any LIBOR value, except to account for the difference between LIBOR and the benchmark replacement or (ii) require that a person (other than a benchmark administrator) conduct a poll, survey or inquiries for quotes or information concerning interbank lending or deposit rates be disregarded and deemed null and void.  The Board-recommended benchmark replacement is based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes.  In addition, the LIBOR Act creates a safe harbor protecting from liability any person (including any person with the authority to determine a benchmark replacement under the junior subordinated debentures and the related trust preferred securities (the “TRUPS Documents”)) for the selection or use of the Board-recommended benchmark replacement or the implementation of certain technical, administrative or operational changes relating to the implementation, administration and calculation of the Board-recommended benchmark replacement.

Under the LIBOR Act, the Board was required to promulgate regulations implementing the LIBOR Act.  On December 16, 2022, the Board issued its final regulations (the “Final Regulations”) implementing the LIBOR Act.  The Final Regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the Board-selected benchmark replacements for various types of LIBOR contracts, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.

On January 27, 2023, CTBI received notice from the trustee of the trust subsidiary, that based on their review of the TRUPS Documents, after application of the LIBOR Act and the Final Regulations, the TRUPS Documents issued by the trust subsidiary do not provide a replacement rate for Applicable LIBOR (a “Replacement Rate”) or include other fallback provisions which would apply on the LIBOR Replacement Date.  Absent an amendment to the TRUPS Documents, some other change in applicable law, rule, regulation, or some other development, the LIBOR Act as implemented by the Final Regulations provides that (i) on and after the LIBOR Replacement Date, 3-month CME Term SOFR or 6-month CME Term SOFR (as defined in the Final Regulations) as adjusted by the relevant spread adjustment, which is 0.26161 percent or 0.42826 percent, shall be the benchmark replacement for the Applicable LIBOR in the TRUPS Documents and (ii) all applicable benchmark replacement conforming changes (as specified in the Final Regulations) will become an integral part of the TRUPS Documents, without any action by any party.

On November 29, 2022, the coupon rate was set at 6.35% for the March 1, 2023 distribution date, which was based on the three-month LIBOR rate as of November 29, 2022 of 4.76% plus 1.59%.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $273.8 million and $317.1 million at December 31, 2022 and December 31, 2021, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021 is presented in the following tables:

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,679	$34	$2,979	$1,832	$26,524
State and political subdivisions	96,627	466	9,634	2,140	108,867
U.S. government sponsored agency mortgage-backed securities	17,964	0	52,387	9,385	79,736
Asset-backed securities	304	0	0	0	304
Total	$136,574	$500	$65,000	$13,357	$215,431

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$3,176	$16	$5,400	$10,040	$18,632
State and political subdivisions	83,375	484	13,633	9,427	106,919
U.S. government sponsored agency mortgage-backed securities	24,689	0	85,967	34,881	145,537
Asset-backed securities	0	0	0	0	0
Total	$111,240	$500	$105,000	$54,348	$271,088

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2022	2021
Monthly amortizing	$355	$375
Total FHLB advances	$355	$375

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2022
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.05%	$355	$22	$20	$21	$20	$21	$251

At December 31, 2022, CTBI had monthly amortizing FHLB advances totaling $0.4 million at a weighted average interest rate of 0.05%.

Advances totaling $0.4 million at December 31, 2022 were collateralized by FHLB stock of $6.7 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2022, CTBI had a $501.4 million FHLB borrowing capacity with $0.4 million in advances leaving $501.0 million available for additional advances.  The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.05%.  The advances are subject to restrictions or penalties in the event of prepayment.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2022	2021	2020
Current federal income tax expense	$14,882	$16,160	$12,884
Current state income tax expense	1,096	4,214	786
Deferred federal income tax expense (benefit)	194	1,138	(2,900)
Deferred state income tax expense	3,056	1,192	0
Effect of Kentucky tax legislation benefit	0	0	(9)
Total income tax expense	$19,228	$22,704	$10,761

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2022		2021		2020
Computed at the statutory rate	$21,219	21.00%	$23,235	21.00%	$14,755	21.00%
Adjustments resulting from:
Tax-exempt interest	(717)	(0.70)	(690)	(0.62)	(547)	(0.78)
Housing and new markets credits	(3,105)	(3.07)	(3,939)	(3.56)	(4,194)	(5.97)
Bank owned life insurance	(367)	(0.36)	(382)	(0.35)	(277)	(0.39)
ESOP dividend deduction	(240)	(0.24)	(233)	(0.21)	(221)	(0.32)
Stock option exercises and restricted stock vesting	(1)	0.00	25	0.02	(10)	(0.01)
Effect of KY tax legislation	0	0.00	0	0.00	(7)	(0.01)
State income taxes	3,281	3.25	4,270	3.86	621	0.88
Split dollar life insurance	(184)	(0.19)	212	0.19	529	0.75
Other	(658)	(0.66)	206	0.19	112	0.16
Total	$19,228	19.03%	$22,704	20.52%	$10,761	15.31%

The components of the net deferred tax asset (liability) as of December 31 are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$11,472	$10,418
Interest on nonaccrual loans	362	547
Accrued expenses	2,969	2,960
Unrealized losses on AFS securities	45,339	1,664
Allowance for other real estate owned	223	268
State net operating loss carryforward	0	2,308
Lease liabilities	4,398	3,245
Other	485	973
Total deferred tax assets	65,248	22,383

Deferred tax liabilities:
Depreciation and amortization	(14,859)	(14,604)
FHLB stock dividends	(827)	(961)
Loan fee income	(1,136)	(621)
Mortgage servicing rights	(2,113)	(1,690)
Limited partnership investments	(710)	(648)
Right of use assets	(4,259)	(3,031)
Other	(1,466)	(1,374)
Total deferred tax liabilities	(25,370)	(22,929)

Net deferred tax asset (liability)	$39,878	$(546)

CTBI had a deferred tax asset for the Kentucky net operating loss carryforward.  The losses were utilized as CTBI began filing a consolidated Kentucky income tax return with CTB and CTIC beginning with the 2021 tax year.  The loss deduction for 2022 was $58.4 million and for 2021 was $42.2 million. No carryforward remains.

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2019, and state and local income tax examinations by tax authorities for years before 2018.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense. CTBI files consolidated income tax returns with our subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours). The year of service requirement for participant contributions was changed in 2022 to 90 days of service effective January 1, 2023. The company match will continue to begin with one year of credited service. Participants in the plan have the option to contribute from 1% to 20% of their annual compensation. CTBI matches 50% of participant contributions up to 8% of gross pay. CTBI may, at our discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.2 million, $1.1 million, and $1.2 million for the three years ended December 31, 2022, 2021, and 2020, respectively. The 401(k) Plan owned 348,859, 445,562, and 479,489 shares of CTBI’s common stock at December 31, 2022, 2021, and 2020, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates. The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours). CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.7 million, $1.8 million, and $1.8 million for the three years ended December 31, 2022, 2021, and 2020, respectively.  The ESOP owned 734,677, 774,562, and 778,269 shares of CTBI’s common stock at December 31, 2022, 2021, and 2020, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2022, CTBI maintained one active and one inactive incentive stock ownership plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015. The 2015 Plan has 550,000 shares authorized, 400,221 of which were available at December 31, 2022.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2022:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	400	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			400

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 154,084 have been issued as of December 31, 2022.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable.
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2022.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2022.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2022	450,659
Stock option grants	0
Restricted stock grants	(50,438)
Forfeitures	0
Shares available for future issuance at December 31, 2022	400,221

There were no stock options granted in  2022, 2021, or 2020.

The 2015 Plan:

There was no stock option activity for the 2015 Plan for the years ended December 31, 2022, 2021, and 2020.

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2022, 2021, and 2020:

December 31	2022		2021		2020
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	47,063	$42.90	55,551	$44.04	50,992	$43.08
Granted	50,438	45.15	9,193	38.70	21,544	44.64
Vested	(29,364)	43.92	(17,681)	44.31	(16,985)	41.92
Forfeited	0	-	0	-	0	-
Outstanding at end of year	68,137	$44.13	47,063	$42.90	55,551	$44.04

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2022, 2021, and 2020 is summarized as follows:

December 31	2022		2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$32.27	20,000	$32.27	20,495	$32.04
Granted	0	0	0	0	0	0
Exercised	0	0	0	0	(495)	22.81
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	20,000	$32.27	20,000	$32.27	20,000	$32.27

Exercisable at end of year	20,000	$32.27	20,000	$32.27	20,000	$32.27

There were no nonvested options at December 31, 2022. Incentive stock options are exercisable four years from grant date, and management retention stock options are exercisable five years from grant date.  All outstanding options as of December 31, 2022 are management retention stock options.  Stock options expire 10 years from the grant date if not exercised within that timeframe.

The weighted average remaining contractual term in years of the options outstanding at December 31, 2022 was 2.1 years.

There were no options granted from the 2006 Plan during the years 2022, 2021, and 2020.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Options exercised	$0	$0	$11
Options exercisable	273	227	96
Outstanding options	273	227	96

There was no restricted stock activity for the 2006 Plan for the years ended December 31, 2022, 2021, and 2020.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2022, 2021, and 2020 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2022, 2021, and 2020.

(in thousands)	2022	2021	2020
Unrecognized compensation cost of nonvested share-based compensation arrangements granted under the plan at year-end	$2,108	$1,093	$1,512
Total fair value of shares vested for the year	1,306	664	887
Cash received from option exercises under all share-based payment arrangements for the year	0	0	11
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	0	0	1

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2022 is expected to be recognized over a weighted-average period of 3.2 years.

15.  Leases

CTBI has one finance lease for property but no material sublease or leasing arrangements for which it is the lessor of property or equipment. CTBI has operating leases for banking and ATM locations. These leases have original remaining lease terms of 1 year to 45 years, some of which include options to renew the leases for up to 5 years.  We evaluated the original lease terms for each operating lease, some of which include options to extend the leases for up to 5 years, using hindsight.  These options, some of which include variable costs related to rent escalations based on recent financial indices, such as the Consumer Price Index, where CTBI estimates future rent increases, are included in the calculation of the lease liability and right-of-use asset when management determines it is reasonably certain the option will be exercised. CTBI determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate, on a collateralized basis, over a similar term, at the lease commencement date.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

The components of lease expense for the year ended December 31, 2022 were as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease cost:
Amortization of right-of-use assets – finance leases	$64	$52
Interest on lease liabilities – finance leases	70	55
Total finance lease cost	134	107

Short-term lease cost	85	181

Operating lease cost	1,838	1,760

Total lease cost	2,057	2,048

Sublease income	(249)	(253)

Net lease cost	$1,808	$1,795

Supplemental cash flow information related to CTBI’s operating and finance leases for the year ended December 31, 2022 was as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease – operating cash flows	$67	$53
Finance lease – financing cash flows	$24	$19
Operating lease – operating cash flows (fixed payments)	$1,760	$1,693
Operating lease – operating cash flows (liability reduction)	$1,424	$948
New right-of-use assets – operating leases	$3,469	$0
New right-of-use assets – finance leases	$2,070	$0

Weighted average lease term – financing leases	27.10 years	24.02 years
Weighted average lease term – operating leases	13.84 years	13.39 years
Weighted average discount rate – financing leases	4.90%	3.70%
Weighted average discount rate – operating leases	3.55%	3.11%

Maturities of lease liabilities as of December 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$1,878	$151
2024	1,853	155
2025	1,748	160
2026	1,731	171
2027	1,620	175
Thereafter	9,393	6,362
Total lease payments	18,223	7,174
Less imputed interest	(4,063)	(3,706)
Total	$14,160	$3,468

16.  Fair Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$381,932	$346,265	$35,667	$0
State and political subdivisions	265,102	0	265,102	0
U.S. government sponsored agency mortgage-backed securities	520,085	0	520,085	0
Asset-backed securities	89,107	0	89,107	0
Equity securities at fair value	2,166	0	0	2,166
Mortgage servicing rights	8,468	0	0	8,468

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$295,770	$242,214	$53,556	$0
State and political subdivisions	334,203	0	334,203	0
U.S. government sponsored agency mortgage-backed securities	730,809	0	730,809	0
Asset-backed securities	94,647	0	94,647	0
Equity securities at fair value	2,253	0	0	2,253
Mortgage servicing rights	6,774	0	0	6,774

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2022 and December 31, 2021.  There have been no significant changes in the valuation techniques during the year ended December 31, 2022.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2022 and December 31, 2021, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

Mortgage Servicing Rights

MSRs do not trade in an active, open market with readily observable prices.  CTBI reports MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	2022		2021
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,253	$6,774	$2,471	$4,068
Total unrealized gains (losses)
Included in net income	(87)	1,948	(218)	1,274
Issues	0	625	0	2,278
Settlements	0	(879)	0	(846)
Ending balance	$2,166	$8,468	$2,253	$6,774

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(87)	$1,948	$(218)	$1,274

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2022	2021
Total gains (losses)	$982	$210

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,703	$0	$0	$2,703
Other real estate owned	570	0	0	570

(in thousands)		Fair Value Measurements at December 31, 2021 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$1,238	$0	$0	$1,238
Other real estate owned	1,487	0	0	1,487

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $1.0 million and $0.7 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on other real estate owned disclosed above were $0.2 million and $0.3 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2022 and December 31, 2021.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,166	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 – Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,468	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 28.0% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$2,703	Market comparable properties	Marketability discount	52.0% - 52.0% (52.0%)

Other real estate owned	$570	Market comparable properties	Comparability adjustments	10.0% - 30.6% (10.9%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,253	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2024 - Dec 2028 (Dec 2026)

Mortgage servicing rights	$6,774	Discount cash flows, computer pricing model	Constant prepayment rate	7.0% - 26.7% (10.0%)
			Probability of default	0.0% - 75.0% (1.4%)
			Discount rate	10.0% - 11.5% (10.1%)

Collateral-dependent loans	$1,238	Market comparable properties	Marketability discount	20.0% - 62.0% (41.0%)

Other real estate owned	$1,487	Market comparable properties	Comparability adjustments	10.0% - 45.5% (15.1%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.6059 and the most recent dividend rate of 0.7227 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2022 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2022 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$128,686	$128,686	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,256,226	346,265	909,961	0
Equity securities at fair value	2,166	0	0	2,166
Loans held for sale	109	112	0	0
Loans, net	3,663,309	0	0	3,511,810
Federal Home Loan Bank stock	6,676	0	6,676	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	19,592	0	19,592	0

Financial liabilities:
Deposits	$4,426,143	$1,394,915	$3,050,144	$0
Repurchase agreements	215,431	0	0	215,542
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	355	0	380	0
Long-term debt	57,841	0	0	55,860
Accrued interest payable	2,237	0	2,237	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, 2022, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2022	2021
Standby letters of credit	$34,721	$32,676
Commitments to extend credit	839,549	710,225
Total off-balance sheet financial instruments	$874,270	$742,901

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2022, we maintained a credit loss reserve recorded in other liabilities of approximately $0.7 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the allowance for credit losses.  Approximately 68% of the total standby letters of credit are secured, with $19.5 million of the total $23.5 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2022, a credit loss reserve recorded in other liabilities of $0.7 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2022 of $119.2 million had interest rates ranging predominantly from 4.0% to 6.50% and terms predominantly one year or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2022.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of our mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $1.8 million and $3.6 million at December 31, 2022 and 2021, respectively, and mortgage loans held for sale amounted to $0.1 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  CTBI is continuing to manage all components of our portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the allowance for credit losses are not exceeded.  At December 31, 2022 and 2021, our concentrations of hospitality industry credits were 60% and 44% of Tier 1 Capital plus the allowance for credit losses, respectively.  Lessors of residential buildings and dwellings were 41% for each period end and lessors of non-residential buildings credits were 35% for each period end.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2022 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2023, approximately $111.5 million plus any 2023 net profits can be paid by CTB without prior regulatory approval.

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

CTBI and CTB must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. Management elected to use the CBLR framework for CTBI and CTB.

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement was increased to 8.5% for the calendar year before returning to 9% in calendar year 2022. CTBI’s and CTB’s CBLR ratios as of December 31, 2022 are disclosed below.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
CBLR	$750,159	13.55%	$498,148	9.00%

As of December 31, 2021:
CBLR	$696,828	13.00%	$455,594	8.50%

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
CBLR	$714,727	12.98%	$495,727	9.00%

As of December 31, 2021:
CBLR	$662,125	12.42%	$453,185	8.50%

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2022	2021
Assets:
Cash on deposit	$2,933	$3,263
Investment in and advances to subsidiaries	679,425	749,002
Goodwill	4,973	4,973
Premises and equipment, net	133	114
Deferred tax asset	260	890
Other assets	4,808	5,427
Total assets	$692,532	$763,669

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	3,144	4,126
Total liabilities	64,485	65,467

Shareholders’ equity	628,047	698,202

Total liabilities and shareholders’ equity	$692,532	$763,669

Condensed Statements of Income and Comprehensive Income (Loss)

(in thousands) Year Ended December 31	2022	2021	2020
Income:
Dividends from subsidiaries	$31,544	$33,319	$29,593
Other income	710	482	476
Total income	32,254	33,801	30,069

Expenses:
Interest expense	2,060	1,090	1,519
Depreciation expense	75	70	112
Other expenses	4,833	5,878	3,302
Total expenses	6,968	7,038	4,933

Income before income taxes and equity in undistributed income of subsidiaries	25,286	26,763	25,136
Income tax benefit	(1,808)	(1,700)	(576)
Income before equity in undistributed income of subsidiaries	27,094	28,463	25,712
Equity in undistributed income of subsidiaries	54,720	59,476	33,792

Net income	$81,814	$87,939	$59,504

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(168,060)	(24,827)	13,839
Less: Reclassification adjustments for realized gains (losses) included in net income	(81)	60	1,251
Tax expense (benefit)	(43,675)	(6,471)	3,273
Other comprehensive income (loss), net of tax	(124,304)	(18,416)	9,315
Comprehensive income (loss)	$(42,490)	$69,523	$68,819

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2022	2021	2020
Cash flows from operating activities:
Net income	$81,814	$87,939	$59,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76	69	112
Equity in undistributed earnings of subsidiaries	(54,720)	(59,476)	(33,792)
Deferred taxes	630	3,759	451
Stock-based compensation	1,366	850	944
Changes in:
Other assets	611	(5,403)	(115)
Other liabilities	(1,115)	1,037	(318)
Net cash provided by operating activities	28,662	28,775	26,786

Cash flows from investing activities:
Net purchases of premises and equipment	(95)	(66)	(55)
Net cash used in investing activities	(95)	(66)	(55)

Cash flows from financing activities:
Issuance of common stock	1,041	965	926
Repurchase of common stock	0	0	(1,099)
Dividends paid	(29,938)	(27,916)	(27,142)
Net cash used in financing activities	(28,897)	(26,951)	(27,315)

Net increase (decrease) in cash and cash equivalents	(330)	1,758	(584)
Cash and cash equivalents at beginning of year	3,263	1,505	2,089
Cash and cash equivalents at end of year	$2,933	$3,263	$1,505

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

For more information related to our components of noninterest income, see the Consolidated Statements of Income and Comprehensive Income above.

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2022	2021	2020
Numerator:
Net income	$81,814	$87,939	$59,504

Denominator:
Basic earnings per share:
Weighted average shares	17,836	17,786	17,748
Diluted earnings per share:
Dilutive effect of equity grants	15	18	8
Adjusted weighted average shares	17,851	17,804	17,756

Earnings per share:
Basic earnings per share	$4.59	$4.94	$3.35
Diluted earnings per share	4.58	4.94	3.35

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2022, 2021, and 2020.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the years ended December 31, 2022, 2021, and 2020 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2022	2021	2020
Affected line item in the statements of income
Securities gains (losses)	$(81)	$60	$1,251
Tax expense (benefit)	(21)	16	325
Total reclassifications out of AOCI	$(60)	$44	$926

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $3.7 billion as of December 31, 2022, and the associated allowance for credit losses was $46.0 million.  As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance for credit losses (ACL) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The determination of the ACL requires significant judgment reflecting the Company’s best estimate of expected credit losses.  Expected credit losses are measured on a collective (pool) basis using a combination of loss-rate methods when the financial assets share similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation.  Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations.  Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable 12-month forecast period, with loss factors immediately reverting back to historic loss rates.  Management continually reevaluates the other subjective and forecast factors included in its ACL analysis.

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
•
Evaluating overall reasonableness of estimated reserve by considering past performance of the Company’s loan portfolio, trends in credit quality of the loan portfolio and trends in the credit quality of peer institutions and comparing the trends to the Company’s ACL trends for directional consistency compared to previous years

/s/ FORVIS, LLP
(Formerly BKD, LLP)

We have served as Community Trust Bancorp, Inc.’s auditor since 2006.

Louisville, Kentucky
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP
(Formerly BKD, LLP)

Louisville, Kentucky
February 28, 2023

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2022, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2022 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2022.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2022.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2022 has been audited by FORVIS, LLP (formerly BKD, LLP), an independent registered public accounting firm that audited CTBI’s consolidated financial statements included in this annual report.

February 28, 2023	/s/ Mark A. Gooch
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or our subsidiaries.  At December 31, 2022, we maintained one active and one inactive incentive stock option plans covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 400,221 of which were available at December 31, 2022.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:	20	$32.27	400
Stock options
Equity compensation plans not approved by shareholders	0	--	0

Total			400

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements contained herein.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (FORVIS, LLP, Louisville, Kentucky, PCAOB ID 686)

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

10.7*	Senior Management Incentive Compensation Plan (2023) {incorporated herein by reference to current report on Form 8-K dated January 24, 2023}

10.8*	Restricted Stock Agreement {incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.9*	Employee Incentive Compensation Plan (2023) {incorporated herein by reference to current report on Form 8-K dated January 24, 2023}

10.10*	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2012}

10.11*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.21*	Community Trust Bancorp, Inc. 2021 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 26, 2021}

10.22*	Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 25, 2022}

10.23*	Amendment to Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated February 3, 2022}

10.24*	Community Trust Bancorp, Inc. 2023 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to current report on Form 8-K dated January 24, 2023}

21+	Subsidiaries of the Registrant

23.1+	Consent of FORVIS, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1+	Certification of Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COMMUNITY TRUST BANCORP, INC.

February 28, 2023	By:	/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2023	/s/ M. Lynn Parrish	Chairman of the Board
M. Lynn Parrish

February 28, 2023	/s/ Mark A. Gooch	Vice Chairman, President, and Chief Executive Officer
Mark A. Gooch

February 28, 2023	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2023	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2023	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 28, 2023	/s/ Eugenia “Crit” Luallen	Director
Eugenia “Crit” Luallen

February 28, 2023	/s/ Ina Michelle Matthews	Director
Ina Michelle Matthews

February 28, 2023	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2023	/s/ Franky Minnifield	Director
Franky Minnifield

February 28, 2023	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

February 28, 2023	/s/ Chad C. Street	Director
Chad C. Street