Form 10-Q
period 2023-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2023-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Common stock – 17,983,700 shares outstanding at April 30, 2023

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of epidemics, pandemics, or other infectious disease outbreaks, including the continuation of the COVID-19 pandemic; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters. In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2022 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2023	December 31 2022
Assets:
Cash and due from banks	$60,762	$51,306
Interest bearing deposits	175,112	77,380
Cash and cash equivalents	235,874	128,686

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,390,747 and $1,430,605, respectively)	1,241,080	1,256,226
Equity securities at fair value	2,380	2,166
Loans held for sale	182	109

Loans	3,777,359	3,709,290
Allowance for credit losses	(46,683)	(45,981)
Net loans	3,730,676	3,663,309

Premises and equipment, net	42,636	42,633
Operating right-of-use assets	13,805	13,809
Finance right-of-use assets	3,232	3,262
Federal Home Loan Bank stock	4,826	6,676
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	93,324	92,746
Mortgage servicing rights	8,121	8,468
Other real estate owned	2,776	3,671
Deferred tax asset	31,653	39,878
Accrued interest receivable	19,012	19,592
Other assets	29,121	28,463
Total assets	$5,529,320	$5,380,316

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,409,839	$1,394,915
Interest bearing	3,133,585	3,031,228
Total deposits	4,543,424	4,426,143

Repurchase agreements	208,777	215,431
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	350	355
Long-term debt	64,404	57,841
Operating lease liability	14,148	14,160
Finance lease liability	3,471	3,468
Accrued interest payable	4,138	2,237
Other liabilities	33,287	32,134
Total liabilities	4,872,499	4,752,269

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2023 – 17,976,345; 2022 – 17,918,280	89,881	89,591
Capital surplus	229,333	229,012
Retained earnings	450,044	438,596
Accumulated other comprehensive loss, net of tax	(112,437)	(129,152)
Total shareholders’ equity	656,821	628,047

Total liabilities and shareholders’ equity	$5,529,320	$5,380,316

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2023	2022
Interest income:
Interest and fees on loans, including loans held for sale	$51,947	$38,167
Interest and dividends on securities
Taxable	6,758	4,384
Tax exempt	682	772
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	174	114
Interest on Federal Reserve Bank deposits	1,350	82
Other, including interest on federal funds sold	84	8
Total interest income	60,995	43,527

Interest expense:
Interest on deposits	14,391	2,954
Interest on repurchase agreements and federal funds purchased	1,616	254
Interest on advances from Federal Home Loan Bank	43	0
Interest on long-term debt	1,029	287
Total interest expense	17,079	3,495

Net interest income	43,916	40,032
Provision for credit losses	1,116	875
Net interest income after provision for credit losses	42,800	39,157

Noninterest income:
Deposit related fees	7,287	6,746
Gains on sales of loans, net	121	597
Trust and wealth management income	3,079	3,248
Loan related fees	845	2,062
Bank owned life insurance	858	691
Brokerage revenue	348	590
Securities gains	218	99
Other noninterest income	926	932
Total noninterest income	13,682	14,965

Noninterest expense:
Officer salaries and employee benefits	4,152	3,882
Other salaries and employee benefits	14,756	13,656
Occupancy, net	2,302	2,245
Equipment	726	609
Data processing	2,303	2,201
Bank franchise tax	419	415
Legal fees	268	301
Professional fees	548	566
Advertising and marketing	820	752
FDIC insurance	606	355
Other real estate owned provision and expense	119	353
Repossession expense	231	100
Amortization of limited partnership investments	597	733
Other noninterest expense	4,043	3,191
Total noninterest expense	31,890	29,359

Income before income taxes	24,592	24,763
Income taxes	5,279	5,035
Net income	19,313	19,728

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	24,716	(78,564)
Less: Reclassification adjustments for realized gains included in net income	4	0
Tax expense (benefit)	7,997	(20,427)
Other comprehensive income (loss), net of tax	16,715	(58,137)
Comprehensive income (loss)	$36,028	$(38,409)

Basic earnings per share	$1.08	$1.11
Diluted earnings per share	$1.08	$1.11

Weighted average shares outstanding-basic	17,872	17,820
Weighted average shares outstanding-diluted	17,884	17,832

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2023	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				19,313		19,313
Other comprehensive income					16,715	16,715
Cash dividends declared ($0.44 per share)				(7,865)		(7,865)
Issuance of common stock	26,118	131	147			278
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(20,128)	(101)	101			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			333			333
Balance, March 31, 2023	17,976,345	$89,881	$229,333	$450,044	$(112,437)	$656,821

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2022	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				19,728		19,728
Other comprehensive loss					(58,137)	(58,137)
Cash dividends declared ($0.40 per share)				(7,131)		(7,131)
Issuance of common stock	32,491	163	85			248
Issuance of restricted stock	35,438	177	(177)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			461			461
Balance, March 31, 2022	17,884,106	$89,420	$227,589	$399,347	$(62,985)	$653,371

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$19,313	$19,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907	813
Non-cash operating lease expense	398	207
Deferred taxes	228	307
Stock-based compensation	377	484
Provision for credit losses	1,116	875
Write-downs of other real estate owned and other repossessed assets	81	246
Gains on sale of mortgage loans held for sale	(121)	(597)
Securities gains	(4)	0
Fair value adjustments in equity securities	(214)	(99)
Gains on sale of assets, net	(37)	(5)
Proceeds from sale of mortgage loans held for sale	4,658	26,257
Funding of mortgage loans held for sale	(4,610)	(24,969)
Amortization of securities premiums and discounts, net	752	1,801
Change in cash surrender value of bank owned life insurance	(578)	(434)
Changes in lease liabilities	(376)	(203)
Mortgage servicing rights:
Fair value adjustments	397	(745)
New servicing assets created	(50)	(229)
Changes in:
Accrued interest receivable	580	391
Other assets	(658)	627
Accrued interest payable	1,901	290
Other liabilities	1,113	2,605
Net cash provided by operating activities	25,173	27,350

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(161)	(176,730)
Proceeds from sales of AFS securities	18,561	0
Proceeds from prepayments, calls, and maturities of AFS securities	20,710	48,630
Change in loans, net	(67,837)	(106,591)
Purchase of premises and equipment	(910)	(1,072)
Proceeds from sale of stock by Federal Home Loan Bank	1,850	0
Proceeds from sale of other real estate owned and repossessed assets	204	486
Proceeds from settlement of bank owned life insurance	0	1
Net cash used in investing activities	(27,583)	(235,276)

Cash flows from financing activities:
Change in deposits, net	117,281	84,012
Change in repurchase agreements and federal funds purchased, net	(6,654)	(16,465)
Proceeds from Federal Home Loan Bank advances	50,000	0
Payments on advances from Federal Home Loan Bank	(50,005)	(5)
Payment of finance lease liabilities	0	(6)
Proceeds from long term debt/other borrowings	6,563	0
Issuance of common stock	278	248
Dividends paid	(7,865)	(7,129)
Net cash provided by financing activities	109,598	60,655
Net increase (decrease) in cash and cash equivalents	107,188	(147,271)
Cash and cash equivalents at beginning of period	128,686	311,756
Cash and cash equivalents at end of period	$235,874	$164,485

Supplemental disclosures:
Income taxes paid	$578	$50
Interest paid	15,177	3,205
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	698	597
Common stock dividends accrued, paid in subsequent quarter	279	250
Real estate acquired in settlement of loans	51	137
Right-of-use assets obtained in exchange for new lease liabilities	364	0

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2023, the results of operations, other comprehensive income (loss), changes in shareholders’ equity, and the cash flows for the three months ended March 31, 2023 and 2022.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), changes in shareholders’ equity, and the cash flows for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2022, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

New Accounting Standards –

➢       Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance.  The amendments in ASU No. 2022-06 are effective for all entities upon issuance.  In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published.  The amendments in ASU No. 2020-04 provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU No. 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

➢       Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.   Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, in the vintage disclosures required by paragraph 326-20-50-6.  The amendments in the ASU have been implemented and did not have a  significant impact to our consolidated financial statements.

➢       Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s).  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We do not anticipate a significant impact to our consolidated financial statements.

            ➢         FASB Improves the Accounting for Investments in Tax Credit Structures – The FASB issued, ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures. This ASU is a consensus of the FASB’s Emerging Issues Task Force (EITF).  This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (“LIHTC”) structures. In recent years, stakeholders asked the FASB to extend the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs, which resulted in the EITF addressing this issue.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period; however, we do not plan to early adopt. We do not anticipate a significant impact to our consolidated financial statements.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2023 and December 31, 2022, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2023 and 2022, CTBI held no securities designated as HTM.

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

➢        Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an allowance for credit losses, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain. With the implementation of ASU 2022-02 described above in the New Accountings Standards, TDRs have been eliminated while enhanced disclosure requirements have been implemented for certain loan modifications when a borrower is experiencing financial difficulty.

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

We maintain an ACL at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses are charged and recoveries are credited to the ACL.

We utilize an internal risk grading system for commercial credits. Those credits that meet the following criteria are subject to individual evaluation: the loan has an outstanding bank share balance of $1 million or greater and has a criticized risk rating and meets one of the following criteria: (i) is in nonaccrual status, (ii) the borrower is experiencing financial difficulty with significant payment delay, or (iii) is 90 days or more past due. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated. We evaluate the collectability of both principal and interest when assessing the need for loss provision. Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ACL for these loans is measured in pools with similar risk characteristics under ASC 326.

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made. If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell. For commercial loans greater than $1 million that are categorized as individually evaluated based on the criteria listed above, a specific reserve is established if a loss is determined to be possible and then charged-off once it is probable. When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

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

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements. During the three months ended March 31, 2023 and 2022, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended March 31, 2023 and 2022 was $377 thousand and $484 thousand, respectively, including $44 thousand and $23 thousand, respectively, in dividends paid for those periods.  As of March 31, 2023, there was a total of $4.0 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.6 years.  There were 52,865 and 35,438 shares of restricted stock granted during the three months ended March 31, 2023 and 2022, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years. However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement. There were 790 shares of restricted stock forfeited during the three months ended March 31, 2023.  No shares were forfeited during the three months ended March 31, 2022.

There was no compensation expense related to stock option grants for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first three months of 2023 or 2022.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of March 31, 2023 and December 31, 2022, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at March 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$409,700	$153	$(30,632)	$379,221
State and political subdivisions	314,884	66	(50,787)	264,163
U.S. government sponsored agency mortgage-backed securities	575,723	2	(66,640)	509,085
Asset-backed securities	90,440	0	(1,829)	88,611
Total available-for-sale securities	$1,390,747	$221	$(149,888)	$1,241,080

The amortized cost and fair value of debt securities at December 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$418,579	$212	$(36,859)	$381,932
State and political subdivisions	326,746	32	(61,676)	265,102
U.S. government sponsored agency mortgage-backed securities	593,917	1	(73,833)	520,085
Asset-backed securities	91,363	0	(2,256)	89,107
Total available-for-sale securities	$1,430,605	$245	$(174,624)	$1,256,226

The amortized cost and fair value of debt securities at March 31, 2023 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$40,644	$39,959
Due after one through five years	287,061	265,661
Due after five through ten years	212,371	187,803
Due after ten years	184,508	149,961
U.S. government sponsored agency mortgage-backed securities	575,723	509,085
Asset-backed securities	90,440	88,611
Total debt securities	$1,390,747	$1,241,080

During the three months ended March 31, 2023, we had a net securities gain of $218 thousand, consisting of a pre-tax gain of $4 thousand realized on the sale of AFS securities and an unrealized gain of $214 thousand from the fair value adjustment of equity securities.  During the three months ended March 31, 2022, we had a net securities gain of $99 thousand realized from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of March 31, 2023 were $2.4 million, as a result of a $214 thousand increase in the fair value in the first quarter 2023.  The fair value of equity securities increased $99 thousand in the first quarter 2022.  No equity securities were sold during the three months ended March 31, 2023 and 2022.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $713.4 million at March 31, 2023 and $725.0 million at December 31, 2022.

The amortized cost of securities sold under agreements to repurchase amounted to $309.2 million at March 31, 2023 and $316.9 million at December 31, 2022.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2023 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2023 was 98.0% compared to 97.4% as of December 31, 2022.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2023 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of March 31, 2023.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$5,825	$(4)	$5,821
State and political subdivisions	28,387	(1,148)	27,239
U.S. government sponsored agency mortgage-backed securities	65,273	(1,837)	63,436
Asset-backed securities	7,446	(157)	7,289
Total <12 months temporarily impaired AFS securities	106,931	(3,146)	103,785

12 Months or More
U.S. Treasury and government agencies	389,733	(30,628)	359,105
State and political subdivisions	275,555	(49,639)	225,916
U.S. government sponsored agency mortgage-backed securities	510,356	(64,803)	445,553
Asset-backed securities	82,994	(1,672)	81,322
Total ≥12 months temporarily impaired AFS securities	1,258,638	(146,742)	1,111,896

Total
U.S. Treasury and government agencies	395,558	(30,632)	364,926
State and political subdivisions	303,942	(50,787)	253,155
U.S. government sponsored agency mortgage-backed securities	575,629	(66,640)	508,989
Asset-backed securities	90,440	(1,829)	88,611
Total temporarily impaired AFS securities	$1,365,569	$(149,888)	$1,215,681

The analysis performed as of December 31, 2022 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2022 that are not deemed to be other-than-temporarily impaired.  As stated above, CTBI had no HTM securities as of December 31, 2022.

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2023	December 31 2022
Hotel/motel	$348,876	$343,640
Commercial real estate residential	385,328	372,914
Commercial real estate nonresidential	750,498	762,349
Dealer floorplans	75,443	77,533
Commercial other	316,955	312,422
Commercial loans	1,877,100	1,868,858

Real estate mortgage	846,435	824,996
Home equity lines	124,096	120,540
Residential loans	970,531	945,536

Consumer direct	157,158	157,504
Consumer indirect	772,570	737,392
Consumer loans	929,728	894,896

Loans and lease financing	$3,777,359	$3,709,290

The loan portfolios presented above are net of unearned fees and unamortized premiums. Unearned fees included above totaled $1.1 million as of March 31, 2023 and $1.0 million as of December 31, 2022 while the unamortized premiums on the indirect lending portfolio totaled $29.7 million as of March 31, 2023 and $28.5 million as of December 31, 2022.

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

Commercial other loans consist of agricultural loans, receivable financing, loans to financial institutions, loans for purchasing or carrying securities, the remaining balance of the loans made under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and other commercial purpose loans.  Commercial loans are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows.  As a general practice, we obtain collateral such as equipment, or other assets, although such loans may be uncollateralized but guaranteed.

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

Consumer indirect loans are primarily consumer fixed rate loans secured by automobiles, trucks, vans, and recreational vehicles originated at the selling dealership underwritten and purchased by CTBI’s indirect lending department.  Both new and used products are financed.  Only dealers who have executed dealer agreements with CTBI participate in the indirect lending program.

Not included in the loan balances above were loans held for sale in the amount of $0.2 million at March 31, 2023 and $0.1 million at December 31, 2022.

The following tables present the balance in the ACL for the periods ended March 31, 2023,  December 31, 2022, and March 31, 2022:

	Three Months Ended March 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$116	$0	$0	$5,287
Commercial real estate residential	4,894	186	0	77	5,157
Commercial real estate nonresidential	9,419	(553)	0	144	9,010
Dealer floorplans	1,776	(82)	0	0	1,694
Commercial other	5,285	(416)	(187)	100	4,782
Real estate mortgage	7,932	21	(40)	4	7,917
Home equity	1,106	(64)	0	2	1,044
Consumer direct	1,694	105	(156)	103	1,746
Consumer indirect	8,704	1,803	(1,382)	921	10,046
Total	$45,981	$1,116	$(1,765)	$1,351	$46,683

	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$307	$(216)	$0	$5,171
Commercial real estate residential	3,986	951	(92)	49	4,894
Commercial real estate nonresidential	8,884	(154)	(46)	735	9,419
Dealer floorplans	1,436	340	0	0	1,776
Commercial other	4,422	947	(1,082)	998	5,285
Real estate mortgage	7,637	466	(223)	52	7,932
Home equity	866	257	(37)	20	1,106
Consumer direct	1,951	(210)	(609)	562	1,694
Consumer indirect	7,494	2,001	(3,041)	2,250	8,704
Total	$41,756	$4,905	$(5,346)	$4,666	$45,981

	Three Months Ended March 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$(153)	$(216)	$0	$4,711
Commercial real estate residential	3,986	110	(31)	5	4,070
Commercial real estate nonresidential	8,884	174	0	111	9,169
Dealer floorplans	1,436	83	0	0	1,519
Commercial other	4,422	478	(157)	101	4,844
Real estate mortgage	7,637	97	(93)	21	7,662
Home equity	866	(33)	(19)	5	819
Consumer direct	1,951	(180)	(170)	186	1,787
Consumer indirect	7,494	299	(634)	569	7,728
Total	$41,756	$875	$(1,320)	$998	$42,309

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

CTBI also has an inherent model risk allocation included in our ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  One limitation is the inability to completely identify revolving line of credit within the commercial other segment.

With the continued impact of global uncertainty, the current historically high rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, management continues to have a significant event allocation factor to adjust for this uncertainty.

During the quarter ended March 31, 2023, an allocation was made for collateral values in segments with industry concentrations.  With respect to collateral risk, the ACL Committee discussed that the rapid rise in interest rates would result in an increase in capitalization rates used to value income-producing commercial real estate, resulting in lower collateral values and an increased risk of loss.  An increase in such capitalization rates would be expected to correspond to a decrease in the values of income-producing commercial real estate.

Our provision for credit losses was $1.1 million for the first quarter 2023, compared to $1.5 million for the quarter ended December 31, 2022 and $0.9 million for the first quarter 2022.  Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2023 was 382.3%, compared to 300.4% at December 31, 2022 and 309.1% at March 31, 2022.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2023 remained at 1.24% from December 31, 2022 compared to 1.20% at March 31, 2022.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	352	55	407
Commercial real estate nonresidential	0	1,054	790	1,844
Commercial other	0	991	544	1,535
Total commercial loans	0	2,397	1,389	3,786

Real estate mortgage	0	3,358	4,174	7,532
Home equity lines	0	238	495	733
Total residential loans	0	3,596	4,669	8,265

Consumer direct	0	0	28	28
Consumer indirect	0	0	132	132
Total consumer loans	0	0	160	160

Loans and lease financing	$0	$5,993	$6,218	$12,211

	December 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	355	258	613
Commercial real estate nonresidential	0	1,116	1,947	3,063
Commercial other	0	982	369	1,351
Total commercial loans	0	2,453	2,574	5,027

Real estate mortgage	0	4,069	4,929	8,998
Home equity lines	0	291	487	778
Total residential loans	0	4,360	5,416	9,776

Consumer direct	0	0	41	41
Consumer indirect	0	0	465	465
Total consumer loans	0	0	506	506

Loans and lease financing	$0	$6,813	$8,496	$15,309

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2023 and December 31, 2022 (includes loans 90 days past due and still accruing as well):

	March 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$348,876	$348,876
Commercial real estate residential	597	663	371	1,631	383,697	385,328
Commercial real estate nonresidential	1,513	125	1,447	3,085	747,413	750,498
Dealer floorplans	0	0	0	0	75,443	75,443
Commercial other	1,183	473	1,321	2,977	313,978	316,955
Total commercial loans	3,293	1,261	3,139	7,693	1,869,407	1,877,100

Real estate mortgage	1,872	2,246	6,219	10,337	836,098	846,435
Home equity lines	761	93	617	1,471	122,625	124,096
Total residential loans	2,633	2,339	6,836	11,808	958,723	970,531

Consumer direct	284	13	28	325	156,833	157,158
Consumer indirect	2,006	593	132	2,731	769,839	772,570
Total consumer loans	2,290	606	160	3,056	926,672	929,728

Loans and lease financing	$8,216	$4,206	$10,135	$22,557	$3,754,802	$3,777,359

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$343,640	$343,640
Commercial real estate residential	602	225	574	1,401	371,513	372,914
Commercial real estate nonresidential	2,549	395	2,611	5,555	756,794	762,349
Dealer floorplans	0	0	0	0	77,533	77,533
Commercial other	1,029	850	496	2,375	310,047	312,422
Total commercial loans	4,180	1,470	3,681	9,331	1,859,527	1,868,858

Real estate mortgage	869	3,402	7,067	11,338	813,658	824,996
Home equity lines	786	44	740	1,570	118,970	120,540
Total residential loans	1,655	3,446	7,807	12,908	932,628	945,536

Consumer direct	555	126	41	722	156,782	157,504
Consumer indirect	4,407	764	465	5,636	731,756	737,392
Total consumer loans	4,962	890	506	6,358	888,538	894,896

Loans and lease financing	$10,797	$5,806	$11,994	$28,597	$3,680,693	$3,709,290

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

Commercial other loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from our customers.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio. CTBI’s participation in the CARES Act PPP loan program had previously resulted in a new loan segment of unsecured commercial other loans that are 100% guaranteed by the U.S. Small Business Administration (“SBA”). As the balances are now less than $1.0 million, these loans have been collapsed into the commercial other segment.  These loans, which are subject to forgiveness, have maturities of either two or three to five years, depending on when the loans were made.  These loans currently have no allowance for credit losses.

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

The indirect lending area of the bank is generally responsible for purchasing/funding consumer contracts for new and used automobiles, as well as ATVs and motorcycles.  Our indirect portfolio consists primarily of automobile loans at 94%.  The dealers generate loan applications which are digitally submitted to the indirect loan processing area for decisioning.  Loan approvals, denials, or conditional decisions are based on the overall creditworthiness and repayment ability of the borrowers.  In addition, other factors such as collateral value versus requested loan amount, past installment history related to auto loans, and past previous credit experience with bank and others is taken into consideration.  On occasion, dealers may be required to provide limited or full recourse to qualify an application.  Monitoring of the indirect lending area of the bank is accomplished primarily by consistent review of delinquency and loss ratios within the indirect portfolio by management.  In depth review of the portfolio is presented by the indirect lending manager on a quarterly basis to the Loan Portfolio Risk Management Committee.  Indirect lending is also monitored by the loan review, internal audit, and compliance functions of the bank.  From these reviews, any identified issues are escalated for remediation.  In addition, the indirect lending policy and procedures are consistently updated and strengthened from these reviews.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$10,397	$144,932	$28,671	$17,556	$47,870	$47,835	$3,545	$300,806
Watch	848	6,977	8,980	5,485	3,433	13,376	0	39,099
OAEM	0	0	7,038	0	0	1,933	0	8,971
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	11,245	151,909	44,689	23,041	51,303	63,144	3,545	348,876

Commercial real estate residential
Risk rating:
Pass	35,101	109,784	106,509	36,768	13,441	44,088	13,828	359,519
Watch	315	1,163	756	1,575	632	8,446	63	12,950
OAEM	0	0	0	0	181	326	28	535
Substandard	79	656	4,361	954	179	6,095	0	12,324
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	35,495	111,603	111,626	39,297	14,433	58,955	13,919	385,328

Commercial real estate nonresidential
Risk rating:
Pass	23,413	156,272	170,048	81,516	61,444	169,219	23,175	685,087
Watch	307	3,139	5,703	10,036	7,684	10,851	1,661	39,381
OAEM	0	2,535	0	0	0	84	0	2,619
Substandard	856	1,955	2,538	4,597	3,162	9,999	0	23,107
Doubtful	0	0	0	0	0	304	0	304
Total commercial real estate nonresidential	24,576	163,901	178,289	96,149	72,290	190,457	24,836	750,498

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	75,443	75,443
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	75,443	75,443

Commercial other
Risk rating:
Pass	22,368	64,329	57,072	32,436	7,059	24,241	85,994	293,499
Watch	372	1,177	526	221	177	885	5,789	9,147
OAEM	0	30	0	0	0	0	66	96
Substandard	386	5,405	5,143	823	316	690	746	13,509
Doubtful	0	466	129	0	109	0	0	704
Total commercial other	23,126	71,407	62,870	33,480	7,661	25,816	92,595	316,955

Commercial other current period gross charge-offs	156	20	0	0	0	11	0	187

Commercial loans
Risk rating:
Pass	91,279	475,317	362,300	168,276	129,814	285,383	201,985	1,714,354
Watch	1,842	12,456	15,965	17,317	11,926	33,558	7,513	100,577
OAEM	0	2,565	7,038	0	181	2,343	94	12,221
Substandard	1,321	8,016	12,042	6,374	3,657	16,784	746	48,940
Doubtful	0	466	129	0	109	304	0	1,008
Total commercial loans	$94,442	$498,820	$397,474	$191,967	$145,687	$338,372	$210,338	$1,877,100

Total commercial loans current period gross charge-offs	$156	$20	$0	$0	$0	$11	$0	$187

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$145,262	$36,002	$17,742	$54,328	$13,178	$35,179	$545	$302,236
Watch	7,921	8,996	5,523	3,453	0	13,555	0	39,448
OAEM	0	0	0	0	0	1,956	0	1,956
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	153,183	44,998	23,265	57,781	13,178	50,690	545	343,640

Commercial real estate residential
Risk rating:
Pass	119,826	110,963	38,423	15,467	10,492	36,307	14,297	345,775
Watch	1,474	898	1,675	848	2,136	7,015	152	14,198
OAEM	0	0	0	39	0	0	29	68
Substandard	182	4,289	1,878	346	3,639	2,539	0	12,873
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	121,482	116,150	41,976	16,700	16,267	45,861	14,478	372,914

Commercial real estate nonresidential
Risk rating:
Pass	175,220	171,311	80,932	70,848	44,099	137,575	23,166	703,151
Watch	3,331	5,765	10,090	2,178	1,962	10,022	1,550	34,898
OAEM	19	0	0	0	0	90	0	109
Substandard	1,939	2,537	4,877	3,135	508	10,865	25	23,886
Doubtful	0	0	0	0	0	305	0	305
Total commercial real estate nonresidential	180,509	179,613	95,899	76,161	46,569	158,857	24,741	762,349

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	77,153	77,153
Watch	0	0	0	0	0	0	380	380
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,533	77,533

Commercial other
Risk rating:
Pass	78,846	60,550	34,841	8,922	2,333	23,961	77,355	286,808
Watch	1,622	393	604	217	159	780	6,402	10,177
OAEM	30	0	0	0	0	0	30	60
Substandard	6,090	5,489	885	356	143	758	952	14,673
Doubtful	466	129	0	109	0	0	0	704
Total commercial other	87,054	66,561	36,330	9,604	2,635	25,499	84,739	312,422

Commercial loans
Risk rating:
Pass	519,154	378,826	171,938	149,565	70,102	233,022	192,516	1,715,123
Watch	14,348	16,052	17,892	6,696	4,257	31,372	8,484	99,101
OAEM	49	0	0	39	0	2,046	59	2,193
Substandard	8,211	12,315	7,640	3,837	4,290	14,162	977	51,432
Doubtful	466	129	0	109	0	305	0	1,009
Total commercial loans	$542,228	$407,322	$197,470	$160,246	$78,649	$280,907	$202,036	$1,868,858

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$9,768	$113,595	$123,363
Nonperforming	0	0	0	0	0	491	242	733
Total home equity lines	0	0	0	0	0	10,259	113,837	124,096

Mortgage loans
Performing	34,180	182,233	173,212	129,393	61,486	258,399	0	838,903
Nonperforming	0	0	167	0	756	6,609	0	7,532
Total mortgage loans	34,180	182,233	173,379	129,393	62,242	265,008	0	846,435

Mortgage loans current period gross charge-offs	0	0	0	0	0	40	0	40

Residential loans
Performing	34,180	182,233	173,212	129,393	61,486	268,167	113,595	962,266
Nonperforming	0	0	167	0	756	7,100	242	8,265
Total residential loans	$34,180	$182,233	$173,379	$129,393	$62,242	$275,267	$113,837	$970,531

Total residential loans current period gross charge-offs	$0	$0	$0	$0	$0	$40	$0	$40

Consumer direct loans
Performing	$18,047	$53,577	$37,333	$21,420	$9,991	$16,762	$0	$157,130
Nonperforming	0	28	0	0	0	0	0	28
Total consumer direct loans	18,047	53,605	37,333	21,420	9,991	16,762	0	157,158

Total consumer direct loans current period gross charge-offs	0	80	34	29	12	1	0	156

Consumer indirect loans
Performing	112,812	338,385	152,303	102,696	39,298	26,944	0	772,438
Nonperforming	0	16	68	21	7	20	0	132
Total consumer indirect loans	112,812	338,401	152,371	102,717	39,305	26,964	0	772,570

Total consumer indirect loans current period gross charge-offs	0	525	617	153	44	43	0	1,382

Consumer loans
Performing	130,859	391,962	189,636	124,116	49,289	43,706	0	929,568
Nonperforming	0	44	68	21	7	20	0	160
Total consumer loans	$130,859	$392,006	$189,704	$124,137	$49,296	$43,726	$0	$929,728

Total consumer loans current period gross charge-offs	$0	$605	$651	$182	$56	$44	$0	$1,538

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,195	$109,567	$119,762
Nonperforming	0	0	0	0	0	502	276	778
Total home equity lines	0	0	0	0	0	10,697	109,843	120,540

Mortgage loans
Performing	176,736	177,469	132,795	62,415	30,473	236,110	0	815,998
Nonperforming	0	282	98	791	422	7,405	0	8,998
Total mortgage loans	176,736	177,751	132,893	63,206	30,895	243,515	0	824,996

Residential loans
Performing	176,736	177,469	132,795	62,415	30,473	246,305	109,567	935,760
Nonperforming	0	282	98	791	422	7,907	276	9,776
Total residential loans	$176,736	$177,751	$132,893	$63,206	$30,895	$254,212	$109,843	$945,536

Consumer direct loans
Performing	$62,239	$42,014	$23,921	$11,166	$6,766	$11,357	$0	$157,463
Nonperforming	25	11	5	0	0	0	0	41
Total consumer direct loans	62,264	42,025	23,926	11,166	6,766	11,357	0	157,504

Consumer indirect loans
Performing	371,079	168,513	116,267	45,748	26,247	9,073	0	736,927
Nonperforming	65	251	96	30	1	22	0	465
Total consumer indirect loans	371,144	168,764	116,363	45,778	26,248	9,095	0	737,392

Consumer loans
Performing	433,318	210,527	140,188	56,914	33,013	20,430	0	894,390
Nonperforming	90	262	101	30	1	22	0	506
Total consumer loans	$433,408	$210,789	$140,289	$56,944	$33,014	$20,452	$0	$894,896

* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.2 million at March 31, 2023.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed with restricted parameters was $3.3 million at December 31, 2022.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,193	$0
Commercial real estate residential	3	6,380	0
Commercial real estate nonresidential	6	11,712	0
Commercial other	2	8,043	0
Total collateral dependent loans	13	$34,328	$0

	December 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,168	$0
Commercial real estate residential	4	7,786	0
Commercial real estate nonresidential	8	14,718	200
Commercial other	2	8,926	1,000
Total collateral dependent loans	15	$32,598	$1,200

	March 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$8,348	$0
Commercial real estate residential	4	7,119	0
Commercial real estate nonresidential	11	19,827	200
Commercial other	4	11,634	300
Total collateral dependent loans	20	$46,928	$500

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The two loans listed in the commercial other segment at March 31, 2023 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Those loans, segregated by class of loans and concession granted, are presented below as of March 31, 2023:
	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at March 31, 2023	% of total	Amortized Cost at March 31, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	358	0.09	1,369	0.36
Commercial real estate nonresidential	4,506	0.60	4,715	0.63
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	963	0.30
Commercial loans	4,864	0.26	7,047	0.38

Real estate mortgage	59	0.01	2,446	0.29
Home equity lines	0	0.00	55	0.04
Residential loans	59	0.01	2,501	0.26

Consumer direct	0	0.00	178	0.11
Consumer indirect	0	0.00	396	0.05
Consumer loans	0	0.00	574	0.06

Loans and lease financing	$4,923	0.13%	$10,122	0.27%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at March 31, 2023	% of total	Amortized Cost at March 31, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	45	0.01	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	111	0.04
Commercial loans	45	0.00	111	0.01

Real estate mortgage	217	0.03	0	0.00
Home equity lines	35	0.03	60	0.05
Residential loans	252	0.03	60	0.01

Consumer direct	0	0.00	21	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	21	0.00

Loans and lease financing	$297	0.01%	$192	0.01%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Interest Rate Reduction	Term Extension
Loan Type	Financial Impact	Financial Impact

Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.6% to 8.0%	The weighted-average term was not increased with the changes to this portfolio

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	The weighted-average term was not increased with the changes to this portfolio

Dealer floorplans

Commercial other		Added a weighted-average 1.8 years to life of the loans, which reduced monthly payment amounts to the borrower

Real estate mortgage	Changed from an adjustable rate to a fixed rate mortgage maintaining the contractual interest rate of 3.0%	Added a weighted-average 2.3 years to life of the loans, which reduced monthly payment amounts to the borrower

Home equity lines		Added a weighted-average 6.67 years to life of the loans, which reduced monthly payment amounts to the borrower

Consumer direct		Added a weighted-average 0.2 years to the life of the loans

Consumer indirect		Added a weighted-average 0.3 years to the life of the loans

	Combination – Term Extension and Interest Rate Reduction	Payment Changes
Loan Type	Financial Impact	Financial Impact

Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.8% to 6.5% and increased the weighted-average life by 0.3 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.4% to 6.1% and increased the weighted-average life by 12.9 years

Home equity lines	While the weighted-average contractual interest rate did not change materially from 7.7%, the weighted-average life increased by 5.0 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

Presented below, segregated by class of loans, are TDRs that occurred during the three months ended March 31, 2022 and the year ended December 31, 2022:

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

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty.

	Past Due Status (Amortized Cost Basis)
	Current	30-89	90	+	Nonaccrual
Hotel/motel	$0	$0	$0		$0
Commercial real estate residential	1,772	0	0		0
Commercial real estate nonresidential	9,222	0	0		0
Dealer floorplans	0	0	0		0
Commercial other	720	353	0		0
Real estate mortgage	2,663	59	0		0
Home equity lines	150	0	0		0
Consumer direct	199	0	0		0
Consumer indirect	381	15	0		0
	$15,107	$427	$0		$0

The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended March 31, 2023, there were no loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

Presented below, segregated by class of loans, are loans that were modified as TDRs for the quarter ended March 31, 2022 and the year ended December 31, 2022:

	Three Months Ended March 31, 2022		Year Ended December 31, 2022
(in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial:
Hotel/motel	0	$0	0	$0
Residential:
Real estate mortgage	0	0	2	751
Total defaulted restructured loans	0	$0	2	$751

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended
	March 31
(in thousands)	2023	2022
Beginning balance of other real estate owned	$3,671	$3,486
New assets acquired	51	137
Fair value adjustments	(81)	(246)
Sale of assets	(865)	(1,078)
Ending balance of other real estate owned	$2,776	$2,299

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2023 and 2022 were $0.1 million and $0.4 million, respectively.  See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2023	December 31 2022
1-4 family	$743	$859
Construction/land development/other	687	867
Non-farm/non-residential	1,346	1,945
Total foreclosed properties	$2,776	$3,671

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $273.2 million and $273.8 million at March 31, 2023 and December 31, 2022, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022 is presented in the following tables:

	March 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$20,470	$0	$0	$2,830	$23,300
State and political subdivisions	97,997	0	0	7,209	105,206
U.S. government sponsored agency mortgage-backed securities	25,967	0	0	53,081	79,048
Asset-backed securities	1,223	0	0	0	1,223
Total	$145,657	$0	$0	$63,120	$208,777

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,679	$34	$2,979	$1,832	$26,524
State and political subdivisions	96,627	466	9,634	2,140	108,867
U.S. government sponsored agency mortgage-backed securities	17,964	0	52,387	9,385	79,736
Asset-backed securities	304	0	0	0	304
Total	$136,574	$500	$65,000	$13,357	$215,431

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$379,221	$352,714	$26,507	$0
State and political subdivisions	264,163	0	264,163	0
U.S. government sponsored agency mortgage-backed securities	509,085	0	509,085	0
Asset-backed securities	88,611	0	88,611	0
Equity securities at fair value	2,380	0	0	2,380
Mortgage servicing rights	8,121	0	0	8,121

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$381,932	$346,265	$35,667	$0
State and political subdivisions	265,102	0	265,102	0
U.S. government sponsored agency mortgage-backed securities	520,085	0	520,085	0
Asset-backed securities	89,107	0	89,107	0
Equity securities at fair value	2,166	0	0	2,166
Mortgage servicing rights	8,468	0	0	8,468

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2023 and December 31, 2022.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2023.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of March 31, 2023 and December 31, 2022, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,166	$8,468	$2,253	$6,774
Total unrealized gains (losses) Included in net income	214	(214)	99	983
Issues	0	50	0	229
Settlements	0	(183)	0	(238)
Ending balance	$2,380	$8,121	$2,352	$7,748

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$214	$(214)	$99	$983

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended
	March 31
(in thousands)	2023	2022
Total gains (losses)	$(183)	$844

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Other real estate owned	$221	$0	$0	$221

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,703	$0	$0	$2,703
Other real estate owned	570	0	0	570

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Quarter-to-date fair value adjustments on collateral- dependent loans disclosed above was a recovery of $0.2 million for the quarter ended December 31, 2022.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Quarter-to-date fair value adjustments on OREO disclosed above were $0.1 million for the quarter ended March 31, 2023 and $7.4 thousand for the quarter ended December 31, 2022.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,380	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,121	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 35.1% (7.6%)
			Probability of default	0.0% - 66.7% (1.4%)
			Discount rate	9.5% - 12.0% (10.0%)

Other real estate owned	$221	Market comparable properties	Comparability adjustments	10.0% - 82.18% (32.94%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,166	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,468	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 28.0% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$2,703	Market comparable properties	Marketability discount	52.0% - 52.0% (52.0%)

Other real estate owned	$570	Market comparable properties	Comparability adjustments	10.0% - 30.6% (10.9%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5991 and the most recent dividend rate of 0.7196 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2023 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of March 31, 2023 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2023 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$235,874	$235,874	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,241,080	352,714	888,366	0
Equity securities at fair value	2,380	0	0	2,380
Loans held for sale	182	188	0	0
Loans, net	3,730,676	0	0	3,603,902
Federal Home Loan Bank stock	4,826	0	4,826	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	19,012	0	19,012	0

Financial liabilities:
Deposits	$4,543,424	$1,409,839	$3,149,951	$0
Repurchase agreements	208,777	0	0	208,930
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	350	0	366	0
Long-term debt	64,404	0	0	60,191
Accrued interest payable	4,138	0	4,138	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2022 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2022 Using
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

We disaggregate our revenue from contracts with customers by contract-type and timing of revenue recognition, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.  Noninterest income not generated from customers during CTBI’s ordinary activities primarily relates to MSRs, gains/losses on the sale of investment securities, gains/losses on the sale of OREO, gains/losses on the sale of property, plant and equipment, and income from bank owned life insurance.

For more information related to our components of noninterest income, see the Condensed Consolidated Statements of Income and Comprehensive Income above.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2023	2022
Numerator:
Net income	$19,313	$19,728

Denominator:
Basic earnings per share:
Weighted average shares	17,872	17,820
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	12	12
Adjusted weighted average shares	17,884	17,832

Earnings per share:
Basic earnings per share	$1.08	$1.11
Diluted earnings per share	1.08	1.11

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2023 and 2022. In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three months ended March 31, 2023 and 2022 were:

	Amounts Reclassified from AOCI
	Three Months Ended March 31
(in thousands)	2023	2022
Affected line item in the statements of income
Securities gains	$4	$0
Tax expense	1	0
Total reclassifications out of AOCI	$3	$0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December, 31, 2022.  The MD&A includes the following sections:

❖	Our Business

❖	Financial Goals and Performance

❖	Results of Operations and Financial Condition

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2023, we had total consolidated assets of $5.5 billion and total consolidated deposits, including repurchase agreements, of $4.8 billion.  Total shareholders’ equity at March 31, 2023 was $656.8 million.  Trust assets under management at March 31, 2023 were $3.3 billion, including CTB’s investment portfolio totaling $1.2 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2022.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2023 of $19.3 million, or $1.08 per basic share, compared to $22.4 million, or $1.26 per basic share, earned during the fourth quarter 2022 and $19.7 million, or $1.11 per basic share, earned during the first quarter 2022.  Total revenue was $0.9 million below prior quarter but $2.6 million above prior year same quarter.  Net interest revenue decreased $0.8 million compared to prior quarter but increased $3.9 million compared to prior year same quarter, and noninterest income decreased $0.1 million compared to prior quarter and $1.3 million compared to prior year same quarter.  Our provision for credit losses for the quarter was $1.1 million compared to $1.5 million for the quarter ended December 31, 2022 and $0.9 million for the first quarter 2022.  Noninterest expense increased $1.6 million compared to prior quarter and $2.5 million compared to prior year same quarter.  Net income was also impacted quarter over quarter by a $1.0 million increase in income taxes as a result of tax credits taken in the fourth quarter 2022.

As a result of the recent bank failures and turmoil in the banking sector, management has thoroughly reviewed our financial condition, liquidity position, and interest rate risk to ensure there are no issues which raise concern.  We are a conservative bank holding company which prudently manages our risk profile to ensure a safe and secure environment.  We are very well-capitalized, and our liquidity position is strong.  We have not seen a decline in deposit balances as a result of the recent turmoil in the banking industry, nor did we realize loan growth as a direct result of the turmoil.  Our deposit growth has remained strong.  We are focused on balance sheet strength and stability and intend to maintain our portfolio by remaining competitive in loan and deposit pricing.  We have no wholesale funding, and there has been no change in our wholesale debt.  We did experience loan growth during the quarter; however, none of this growth could be directly attributable to the current environment.  There have been no changes to our underwriting standards, yet we have seen a decrease in delinquencies.  We feel comfortable with the conservative nature of our investment portfolio, and we do not expect to make significant changes to the composition of our portfolio or the management of it.  The effective duration of our investment portfolio remains low at 4.05 years at March 31, 2023 compared to 4.11 years at December 31, 2022 and 4.16 years at March 31, 2022.  We also see no need to raise capital, as our liquidity position is strong, and we do not anticipate any stock repurchases or change in our cash dividend policy in 2023.  We have a community bank leverage ratio (“CBLR”) ratio as of March 31, 2023 of 13.71% compared to the required 9.00%.

The Bank Term Funding Program (“BTFP”) was created by the Federal Reserve to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors.  We have registered and are eligible to use the newly created BTFP, but we do not intend to do so.

Quarterly Highlights

❖
Net interest income for the quarter of $43.9 million was $0.8 million below prior quarter but $3.9 million above prior year same quarter, as our net interest margin decreased 2 basis points from prior quarter but increased 31 basis points from prior year same quarter.

❖	Provision for credit losses for the quarter decreased $0.4 million from prior quarter but increased $0.2 million from prior year same quarter.

❖	Our loan portfolio increased $68.1 million, an annualized 7.4%, from December 31, 2022 and $261.8 million, or 7.4%, from March 31, 2022.

❖
We had net loan charge-offs of $414 thousand, or 0.04% of average loans annualized for the first quarter 2023 compared to a net recovery of loan charge-offs for the fourth quarter 2022 of $9 thousand and net loan charge-offs of $322 thousand, or 0.04% of average loans annualized, for the quarter ended March 31, 2022.

❖
Our total nonperforming loans decreased to $12.2 million at March 31, 2023 from $15.3 million at December 31, 2022 and $13.7 million at March 31, 2022.  Nonperforming assets at $15.0 million decreased $4.0 million from December 31, 2022 and $1.0 million from March 31, 2022.

❖	Deposits, including repurchase agreements, at $4.8 billion increased $110.6 million, or an annualized 9.7%, from December 31, 2022 and $69.3 million, or 1.5%, from March 31, 2022.

❖	Shareholders’ equity at $656.8 million increased $28.8 million, or an annualized 18.6%, during the quarter and $3.5 million, or 0.5%, from March 31, 2022.

❖	Noninterest income for the quarter ended March 31, 2023 of $13.7 million was $0.1 million, or 0.6%, below prior quarter and $1.3 million, or 8.6%, below prior year same quarter.

❖	Noninterest expense for the quarter ended March 31, 2023 of $31.9 million was $1.6 million, or 5.4%, above prior quarter and $2.5 million, or 8.6%, above prior year same quarter.

Income Statement Review

(dollars in thousands)			Change 2023 vs. 2022
Three Months Ended March 31	2023	2022	Amount	Percent
Net interest income	$43,916	$40,032	$3,884	9.7%
Provision for credit losses	1,116	875	241	27.6%
Noninterest income	13,682	14,965	(1,283)	(8.6)%
Noninterest expense	31,890	29,359	2,531	8.6%
Income taxes	5,279	5,035	244	4.8%
Net income	$19,313	$19,728	$(415)	(2.1)%

Average earning assets	$5,131,385	$5,134,150	$(2,765)	(0.1)%

Yield on average earnings assets, tax equivalent*	4.84%	3.46%	1.38%	40.1%
Cost of interest bearing funds	2.06%	0.42%	1.64%	386.9%

Net interest margin, tax equivalent*	3.49%	3.18%	0.31%	9.9%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

For the Quarter Ended	March 31, 2023			December 31, 2022
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$3,739,443	$52,011	5.64%	$3,662,221	$49,002	5.31%
Loans held for sale	221	8	14.68	266	11	16.41
Securities:
U.S. Treasury and agencies	900,146	4,410	1.99	935,433	4,322	1.83
Tax exempt state and political subdivisions (3)	108,819	909	3.39	109,434	929	3.37
Other securities	245,151	2,348	3.88	241,575	2,215	3.64
Federal Reserve Bank and Federal Home Loan Bank stock	10,373	174	6.80	11,563	181	6.21
Federal funds sold	344	3	3.54	1,151	13	4.48
Interest bearing deposits	124,787	1,400	4.55	115,434	1,010	3.47
Other investments	245	0	0.00	245	0	0.00
Investment in unconsolidated subsidiaries	1,856	30	6.56	1,854	24	5.14
Total earning assets	$5,131,385	$61,293	4.84%	$5,079,176	$57,707	4.51%
Allowance for credit losses	(46,252)			(44,881)
	5,085,133			5,034,295
Nonearning assets:
Cash and due from banks	61,911			62,042
Premises and equipment and right of use assets, net	59,949			56,819
Other assets	251,074			259,596
Total assets	$5,458,067			$5,412,752

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,145,808	$10,666	2.02%	$2,104,368	$8,411	1.59%
Time deposits	935,393	3,724	1.61	936,182	2,208	0.94
Repurchase agreements and federal funds purchased	208,987	1,616	3.14	219,156	1,284	2.32
Advances from Federal Home Loan Bank	4,240	43	4.11	2,259	19	3.34
Long-term debt	64,434	990	6.23	57,841	761	5.22
Finance lease liability	3,469	40	4.68	2,108	31	5.83
Total interest bearing liabilities	$3,362,331	$17,079	2.06%	$3,321,914	$12,714	1.52%

Noninterest bearing liabilities:
Demand deposits	1,398,415			1,422,808
Other liabilities	46,313			50,692
Total liabilities	4,807,059			4,795,414

Shareholders’ equity	651,008			617,338
Total liabilities and shareholders’ equity	$5,458,067			$5,412,752

Net interest income, tax equivalent		$44,214			$44,993
Less tax equivalent interest income		298			248
Net interest income		$43,916			$44,745
Net interest spread			2.78%			2.99%
Benefit of interest free funding			0.71			0.52
Net interest margin			3.49%			3.51%

(1) Interest includes fees on loans of $0.5 million and $0.4 million in March 31, 2023 and December 31, 2022, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the three months ended March 31, 2023 and December 31, 2022.

Net Interest Differential

	Total Change	Change Due to
(in thousands)	Q1 2023/Q4 2022	Volume	Rate
Interest income:
Loans	$3,009	$16,887	$(13,878)
Loans held for sale	(3)	(32)	29
U.S. Treasury and agencies	88	(2,555)	2,643
Tax exempt state and political subdivisions	(20)	(84)	64
Other securities	133	534	(401)
Federal Reserve Bank and Federal Home Loan Bank stock	(7)	(285)	278
Federal funds sold	(10)	(170)	160
Interest bearing deposits	390	1,401	(1,011)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	6	0	6
Total interest income	3,586	15,696	(12,110)

Interest expense:
Savings and demand deposits	2,255	2,714	(459)
Time deposits	1,516	(30)	1,546
Repurchase agreements and federal funds purchased	332	(919)	1,251
Advances from Federal Home Loan Bank	24	317	(293)
Long-term debt	229	1,496	(1,267)
Finance lease liability	9	273	(264)
Total interest expense	4,365	3,851	514

Net interest income	$(779)	$11,845	$(12,624)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the quarter ended March 31, 2022 of $43.9 million was $0.8 million below prior quarter but $3.9 million above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.49% decreased 2 basis points from prior quarter but increased 31 basis points from prior year same quarter.  Our average earning assets increased $52.2 million from prior quarter but decreased $2.8 million from prior year same quarter.  Our yield on average earning assets increased 33 basis points from prior quarter and 138 basis points from prior year same quarter, and our cost of funds increased 54 basis points from prior quarter and 164 basis points from prior year same quarter.

Our ratio of average loans to deposits, including repurchase agreements, was 79.8% for the quarter ended March 31, 2023 compared to 78.2% for the quarter ended December 31, 2022 and 74.2% for the quarter ended March 31, 2022.

Provision for Credit Losses

Provision for credit losses for the quarter ended March 31, 2023 was $1.1 million, compared to provision of $1.5 million for the quarter ended December 31, 2022 and $0.9 million for the first quarter 2022.  See below for a discussion of our allowance for credit losses.

Noninterest Income

				Percent Change
				1Q 2023 Compared to:
($ in thousands)	1Q 2023	4Q 2022	1Q 2022	4Q 2022	1Q 2022
Deposit related fees	$7,287	$7,411	$6,746	(1.7%)	8.0%
Trust revenue	3,079	2,959	3,248	4.0%	(5.2%)
Gains on sales of loans	121	174	597	(30.3%)	(79.7%)
Loan related fees	845	1,119	2,062	(24.5%)	(59.0%)
Bank owned life insurance revenue	858	572	691	50.0%	24.2%
Brokerage revenue	348	344	590	1.1%	(41.0%)
Other	1,144	1,192	1,031	(4.1%)	11.0%
Total noninterest income	$13,682	$13,771	$14,965	(0.6%)	(8.6%)

Noninterest income for the quarter ended March 31, 2023 of $13.7 million was $0.1 million, or 0.6%, below prior quarter and $1.3 million, or 8.6%, below prior year same quarter.  The year over year decrease was primarily the result of a $1.2 million decrease in loan related fees due to the change in the fair market value of our mortgage servicing rights. The primary driver in determining the fair value is the change in interest rates, which resulted in a $1.0 million increase in the first quarter of 2022 and a $0.2 million decrease in the first quarter of 2023.

Noninterest Expense

				Percent Change
				1Q 2023 Compared to:
($ in thousands)	1Q 2023	4Q 2022	1Q 2022	4Q 2022	1Q 2022
Salaries	$12,633	$12,439	$11,739	1.6%	7.6%
Employee benefits	6,275	5,433	5,799	15.5%	8.2%
Net occupancy and equipment	3,028	2,576	2,854	17.6%	6.1%
Data processing	2,303	2,344	2,201	(1.7%)	4.7%
Legal and professional fees	816	931	867	(12.4%)	(5.9%)
Advertising and marketing	820	826	752	(0.7%)	9.0%
Taxes other than property and payroll	432	296	426	45.8%	1.3%
Net other real estate owned expense	119	18	353	554.7%	(66.6%)
Other	5,464	5,396	4,368	1.3%	25.1%
Total noninterest expense	$31,890	$30,259	$29,359	5.4%	8.6%

Noninterest expense for the quarter ended March 31, 2023 of $31.9 million was $1.6 million, or 5.4%, higher than prior quarter and $2.5 million, or 8.6%, above prior year same quarter.  The increase in noninterest expense quarter over quarter was primarily the result of a $1.3 million decline in post retirement benefits (included in employee benefits) during the fourth quarter 2022 and a $0.5 million increase in occupancy and equipment during the first quarter 2023.  The year over year increase included a $1.4 million increase in personnel expense and a $0.3 million increase in FDIC insurance premiums.

Balance Sheet Review

CTBI’s total assets at March 31, 2023 of $5.5 billion increased $149.0 million, or 11.2% annualized, from December 31, 2022 and $86.2 million, or 1.6%, from March 31, 2022.  Loans outstanding at March 31, 2023 were $3.8 billion, an increase of $68.1 million, an annualized 7.4%, from December 31, 2022 and $261.8 million, or 7.4%, from March 31, 2022.  The increase in loans from prior quarter included an $8.2 million increase in the commercial loan portfolio, a $25.0 million increase in the residential loan portfolio, and a $35.2 million increase in the indirect consumer loan portfolio, offset partially by a $0.3 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $14.9 million, or an annualized 4.8%, from December 31, 2022 and $262.1 million, or 17.4%, from March 31, 2022.  Deposits in other banks increased $97.7 million from prior quarter and $69.0 million from March 31, 2022.  Deposits, including repurchase agreements, at $4.8 billion increased $110.6 million, or an annualized 2.4%, from December 31, 2022 and $69.3 million, or 1.5%, from March 31, 2022.  Our uninsured deposits, as defined by the Federal Financial Institutions Examination Council, were 27.6% at March 31, 2023 compared to 27.5% at December 31, 2022 and 25.3% at March 31, 2022.

Shareholders’ equity at March 31, 2023 was $656.8 million, a $28.8 million, or 6.4%, increase from the $628.0 million at December 31, 2022 and a $3.5 million, or 0.5%, increase from the $653.4 million at March 31, 2022, as unrealized losses on our securities portfolio have begun to decrease.  CTBI’s annualized dividend yield to shareholders as of March 31, 2023 was 4.64%.

Loans

(dollars in thousands)	March 31, 2023
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$348,876	1.5%	$0	$0	$5,287
Commercial real estate residential	385,328	3.3	77	407	5,157
Commercial real estate nonresidential	750,498	(1.6)	144	1,844	9,010
Dealer floorplans	75,443	(2.7)	0	0	1,694
Commercial other	316,955	1.7	(87)	1,535	4,782
Total commercial	1,877,100	0.4	134	3,786	25,930

Residential:
Real estate mortgage	846,435	2.6	(36)	7,532	7,917
Home equity	124,096	3.0	2	733	1,044
Total residential	970,531	2.6	(34)	8,265	8,961

Consumer:
Consumer direct	157,158	(0.2)	(53)	28	1,746
Consumer indirect	772,570	4.8	(461)	132	10,046
Total consumer	929,728	3.9	(514)	160	11,792

Total loans	$3,777,359	1.8%	$(414)	$12,211	$46,683

Total Deposits and Repurchase Agreements

				Percent Change 1Q 2023 Compared to:
(dollars in thousands)	1Q 2023	4Q 2022	1Q 2022	4Q 2022	1Q 2022
Non-interest bearing deposits	$1,409,839	$1,394,915	$1,398,529	1.1%	0.8%
Interest bearing deposits
Interest checking	120,678	112,265	89,863	7.5%	34.3%
Money market savings	1,408,314	1,348,809	1,200,408	4.4%	17.3%
Savings accounts	642,232	654,380	666,874	(1.9%)	(3.7%)
Time deposits	962,361	915,774	1,072,630	5.1%	(10.3%)
Repurchase agreements	208,777	215,431	254,623	(3.1%)	(18.0%)
Total interest bearing deposits and repurchase agreements	3,342,362	3,246,659	3,284,398	2.9%	1.8%
Total deposits and repurchase agreements	$4,752,201	$4,641,574	$4,682,927	2.4%	1.5%

The charts below show a comparison of our deposit composition as of March 31, 2023 compared to December 31, 2022.

Total Number of Deposit Accounts
	March 31, 2023	December 31, 2022
Nonpersonal	20,535	20,430
Personal	186,758	186,448
Total	207,293	206,878

Total Number of Deposit Accounts by Type

	March 31, 2023	December 31, 2022
Checking	135,895	136,025
Money market	2,441	2,501
Savings	46,716	46,698
CDs & IRAs	22,144	21,565
NOW accounts	97	89
Total	207,293	206,878

Asset Quality

Our total nonperforming loans decreased to $12.2 million at March 31, 2023 from $15.3 million at December 31, 2022 and $13.7 million at March 31, 2022.  Prior period nonperforming loans, as previously reported, exclude troubled debt restructurings which have been eliminated in the current period due to implementation of Accounting Standard Update 2022-02.  Accruing loans 90+ days past due at $6.2 million decreased $2.3 million from prior quarter but increased $1.4 million from March 31, 2022.  Nonaccrual loans at $6.0 million decreased $0.8 million from prior quarter and $2.8 million from March 31, 2022.  Accruing loans 30-89 days past due at $11.7 million decreased $3.6 million from prior quarter but increased $0.9 million from March 31, 2022.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 86% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

Our level of foreclosed properties at $2.8 million at March 31, 2023 was a $0.9 million decrease from the $3.7 million at December 31, 2022 but a $0.5 million increase from the $2.3 million at March 31, 2022.  Sales of foreclosed properties for the quarter ended March 31, 2023 totaled $0.9 million while new foreclosed properties totaled $0.1 million.  At March 31, 2023, the book value of properties under contracts to sell was $0.6 million; however, the closings had not occurred at quarter-end.

We had net loan charge-offs of $414 thousand, or 0.04% of average loans annualized for the first quarter 2023 compared to a net recovery of loan charge-offs for the fourth quarter 2022 of $9 thousand and net loan charge-offs of $322 thousand, or 0.04% of average loans annualized, for the quarter ended March 31, 2022.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2023	March 15, 2023	$0.440
January 1, 2023	December 15, 2022	$0.440
October 1, 2022	September 15, 2022	$0.440
July 1, 2022	June 15, 2022	$0.400
April 1, 2022	March 15, 2022	$0.400
January 1, 2022	December 15, 2021	$0.400

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2023 was 382.3% compared to 300.4% at December 31, 2022 and 309.1% at March 31, 2022.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2023 remained at 1.24% from December 31, 2022 compared to 1.20% at and March 31, 2022.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of March 31, 2023, we had approximately $235.9 million in cash and cash equivalents and approximately $286.4 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $128.7 million and $309.2 million at December 31, 2022.  The unpledged securities at March 31, 2023, with an estimated fair value of $286.4 million, have a par value of $317.5 million.  The par amount of these securities would be available to be used as collateral in the new Bank Term Funding Program described in the Results of Operations and Financial Condition above.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.4 million at March 31, 2023 and at December 31, 2022.  As of March 31, 2023, we had a $517.6 million available borrowing position with the Federal Home Loan Bank, compared to $501.0 million at December 31, 2022.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2023 we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $75 million at December 31, 2022.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2023 were deposits with the Federal Reserve of $173.2 million, compared to $72.6 million at December 31, 2022.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2023, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 189% of equity capital.  Seventy-seven percent of the pledge-eligible portfolio was pledged.

The charts below show our liquid assets and our liquidity position.

Liquidity
At March 31, 2023 (in thousands)	Total Available	Amount Used	Net Availability
Internal sources
Balance at Federal Reserve	$173,238	$0	$173,238
Cash and due from banks	60,762		60,762
Unpledged AFS securities	286,398	0	286,398
Lines of credit
Fifth Third Bank	25,000	0	25,000
PNC Bank	25,000	0	25,000
Federal Home Loan Bank (repurchase advance line)	100,000	0	100,000
Federal Home Loan Bank (cash management advance)	100,000	0	100,000
Total liquidity	$770,398	$0	$770,398

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

The following table shows our estimated earnings sensitivity profile as of March 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	12.00%
+300	8.82%
+200	5.65%
+100	2.47%
-100	(2.28)%
-200	(4.71)%
-300	(7.12)%
-400	(9.57)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	9.98%
+300	7.26%
+200	4.60%
+100	1.94%
-100	(1.95)%
-200	(3.92)%
-300	(5.96)%
-400	(7.91)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at March 31, 2023 estimates that our net interest income in an up-rate environment would increase by 12.00% at a 400 basis point change, increase by 8.82% at a 300 basis point change, increase by 5.65% at a 200 basis point change, and increase by 2.47% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 2.28% at a 100 basis point change, decrease by 4.71% at a 200 basis point change, decrease by 7.12% at a 300 basis point change, and decrease by 9.57% at a 400 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  Proceeds of $4.7 million and $26.2 million were realized on the sale of fixed rate mortgages for quarters ended March 31, 2023 and March 31, 2022, respectively.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended March 31, 2022 of 4.64%.  Shareholders’ equity increased $28.8 million, or an annualized 18.6%, during the quarter and $3.5 million, or 0.5%, from March 31, 2022, as unrealized losses on our securities portfolio have begun to decrease.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.44 per share and $0.40 per share for the three months ended March 31, 2023 and 2022, respectively.  We retained 59.3% of our earnings for the first three months of 2023 compared to 64.0% for the first three months of 2022.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of March 31, 2023 was 13.71%.  CTB’s CBLR ratio as of March 31, 2023 was 13.10%.

As of March 31, 2023, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of March 31, 2023, a total of 2,465,294 shares have been repurchased through this program.

On August 16, 2022, the Inflation Reduction Act (“ IRA” ) was signed into law in the United States.  Among other provisions, the IRA imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022.  The impact of this provision will be dependent on the extent of share repurchases made in future periods.

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

Our accounting policies are described in Note 1 to the condensed consolidated financial statements contained herein.  We have identified the following critical accounting policies:

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

CTBI maintains the ACL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans.  Effective January 1, 2023, CTBI implemented ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, an amendment to 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty along with requiring that disclosures be added by year of origination for gross charge-off information for financing receivables.  Accrued interest receivable on loans is presented in the consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  For additional information on CTBI’s accounting policies related to nonaccrual loans, refer to Note 1 to the condensed consolidated financial statements contained herein.

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

Larger commercial loans with balances exceeding $1 million that exhibit probable or observed credit weaknesses and (i) have a criticized risk rating, (ii) are on nonaccrual status, (iii) have a borrower experiencing financial difficulty with significant payment delay, or (iv) are 90 days or more past due, are individually evaluated for an ACL.  CTBI considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of the ACL.  Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and our evaluation of the borrower’s management.  Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors.  When loans are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to CTBI.  Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceeds the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.  Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Specific allowances on individually evaluated commercial loans, including loans to borrowers experiencing financial difficulty, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the ACL is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the ACL for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.83% over one year and 6.30% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 4.74% over one year and 7.04% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2023 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2023	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer