Form 10-Q
period 2023-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2023-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Common stock – 17,991,419 shares outstanding at July 31, 2023

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of epidemics, pandemics, or other infectious disease outbreaks; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; and the resolution of legal  proceedings and related matters. In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2023	December 31 2022
Assets:
Cash and due from banks	$48,915	$51,306
Interest bearing deposits	57,630	77,380
Federal funds sold	3,000	0
Cash and cash equivalents	109,545	128,686

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,362,748 and $1,430,605, respectively)	1,201,253	1,256,226
Equity securities at fair value	2,545	2,166
Loans held for sale	238	109

Loans	3,929,695	3,709,290
Allowance for credit losses	(48,018)	(45,981)
Net loans	3,881,677	3,663,309

Premises and equipment, net	42,911	42,633
Operating right-of-use assets	13,476	13,809
Finance right-of-use assets	3,202	3,262
Federal Home Loan Bank stock	6,545	6,676
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	93,775	92,746
Mortgage servicing rights	8,230	8,468
Other real estate owned	2,047	3,671
Deferred tax asset	34,591	39,878
Accrued interest receivable	20,257	19,592
Other assets	29,884	28,463
Total assets	$5,520,798	$5,380,316

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,361,078	$1,394,915
Interest bearing	3,155,582	3,031,228
Total deposits	4,516,660	4,426,143

Repurchase agreements	229,020	215,431
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	345	355
Long-term debt	64,350	57,841
Operating lease liability	13,843	14,160
Finance lease liability	3,474	3,468
Accrued interest payable	5,624	2,237
Other liabilities	26,857	32,134
Total liabilities	4,860,673	4,752,269

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2023 – 17,983,700; 2022 – 17,918,280	89,918	89,591
Capital surplus	229,943	229,012
Retained earnings	461,578	438,596
Accumulated other comprehensive loss, net of tax	(121,314)	(129,152)
Total shareholders’ equity	660,125	628,047

Total liabilities and shareholders’ equity	$5,520,798	$5,380,316

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans, including loans held for sale	$55,822	$39,234	$107,769	$77,401
Interest and dividends on securities
Taxable	6,811	4,944	13,569	9,328
Tax exempt	669	752	1,351	1,524
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	172	134	346	248
Interest on Federal Reserve Bank deposits	1,289	273	2,639	355
Other, including interest on federal funds sold	64	15	148	23
Total interest income	64,827	45,352	125,822	88,879

Interest expense:
Interest on deposits	18,462	3,847	32,853	6,801
Interest on repurchase agreements and federal funds purchased	2,190	336	3,806	590
Interest on advances from Federal Home Loan Bank	7	1	50	1
Interest on long-term debt	1,089	378	2,118	665
Total interest expense	21,748	4,562	38,827	8,057

Net interest income	43,079	40,790	86,995	80,822
Provision for credit losses	2,009	77	3,125	952
Net interest income after provision for credit losses	41,070	40,713	83,870	79,870

Noninterest income:
Deposit related fees	7,513	7,263	14,800	14,009
Gains on sales of loans, net	115	519	236	1,116
Trust and wealth management income	3,351	3,198	6,430	6,446
Loan related fees	1,197	1,415	2,042	3,477
Bank owned life insurance	735	702	1,593	1,393
Brokerage revenue	388	459	736	1,049
Securities gains (losses)	165	(225)	383	(126)
Other noninterest income	1,292	1,170	2,218	2,102
Total noninterest income	14,756	14,501	28,438	29,466

Noninterest expense:
Officer salaries and employee benefits	3,574	4,239	7,726	8,121
Other salaries and employee benefits	14,731	14,295	29,487	27,951
Occupancy, net	2,181	2,120	4,483	4,365
Equipment	714	636	1,440	1,245
Data processing	2,383	2,095	4,686	4,296
Bank franchise tax	419	416	838	831
Legal fees	381	348	649	649
Professional fees	531	536	1,079	1,102
Advertising and marketing	704	659	1,524	1,411
FDIC insurance	610	358	1,216	713
Other real estate owned provision and expense	61	43	180	396
Repossession expense	98	131	329	231
Amortization of limited partnership investments	598	747	1,195	1,480
Other noninterest expense	4,040	3,355	8,083	6,546
Total noninterest expense	31,025	29,978	62,915	59,337

Income before income taxes	24,801	25,236	49,393	49,999
Income taxes	5,397	4,965	10,676	10,000
Net income	19,404	20,271	38,717	39,999

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(11,828)	(47,222)	12,888	(125,786)
Less: Reclassification adjustments for realized gains included in net income	0	(1)	4	(1)
Tax expense (benefit)	(2,951)	(12,277)	5,046	(32,704)
Other comprehensive income (loss), net of tax	(8,877)	(34,944)	7,838	(93,081)
Comprehensive income (loss)	$10,527	$(14,673)	$46,555	$(53,082)

Basic earnings per share	$1.09	$1.14	$2.17	$2.24
Diluted earnings per share	$1.08	$1.14	$2.16	$2.24

Weighted average shares outstanding-basic	17,884	17,835	17,877	17,827
Weighted average shares outstanding-diluted	17,890	17,843	17,885	17,838

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2023	17,976,345	$89,881	$229,333	$450,044	$(112,437)	$656,821
Net income				19,404		19,404
Other comprehensive income (loss)					(8,877)	(8,877)
Cash dividends declared ($0.44 per share)				(7,870)		(7,870)
Issuance of common stock	8,604	43	237			280
Vesting of restricted stock	(1,249)	(6)	6			0
Stock-based compensation			367			367
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2022	17,884,106	$89,420	$227,589	$399,347	$(62,985)	$653,371
Net income				20,271		20,271
Other comprehensive income (loss)					(34,944)	(34,944)
Cash dividends declared ($0.40 per share)				(7,134)		(7,134)
Issuance of common stock	6,075	30	221			251
Issuance of restricted stock	5,000	25	(25)			0
Stock-based compensation			235			235
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2023	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				38,717		38,717
Other comprehensive income (loss)					7,838	7,838
Cash dividends declared ($0.88 per share)				(15,735)		(15,735)
Issuance of common stock	34,722	174	384			558
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(21,377)	(107)	107			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			700			700
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2022	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				39,999		39,999
Other comprehensive income (loss)					(93,081)	(93,081)
Cash dividends declared ($0.80 per share)				(14,265)		(14,265)
Issuance of common stock	38,566	193	306			499
Issuance of restricted stock	40,438	202	(202)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			696			696
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$38,717	$39,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,561	2,560
Deferred taxes	242	306
Stock-based compensation	788	742
Provision for credit losses	3,125	952
Write-downs of other real estate owned and other repossessed assets	106	269
Gains on sale of mortgage loans held for sale	(236)	(1,116)
Securities (gains)/losses	(4)	1
Fair value adjustments in equity securities	(379)	125
Gains on sale of assets, net	(325)	(43)
Proceeds from sale of mortgage loans held for sale	9,098	49,301
Funding of mortgage loans held for sale	(8,991)	(46,489)
Amortization of securities premiums and discounts, net	1,454	3,341
Change in cash surrender value of bank owned life insurance	(1,029)	(878)
Changes in lease liabilities	(678)	(894)
Mortgage servicing rights:
Fair value adjustments	334	(994)
New servicing assets created	(96)	(452)
Changes in:
Accrued interest receivable	(665)	(386)
Other assets	(1,421)	(154)
Accrued interest payable	3,387	847
Other liabilities	(5,364)	(855)
Net cash provided by operating activities	40,624	46,182

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(8,820)	(178,054)
Proceeds from sales of AFS securities	18,561	0
Proceeds from prepayments, calls, and maturities of AFS securities	56,666	102,230
Change in loans, net	(220,647)	(149,504)
Purchase of premises and equipment	(2,081)	(2,262)
Proceeds from sale and retirement of premises and equipment	296	0
Proceeds from sale of stock by Federal Home Loan Bank	131	0
Proceeds from sale of other real estate owned and repossessed assets	739	888
Additional investment in other real estate owned and repossessed assets	(40)	(73)
Proceeds from settlement of bank owned life insurance	0	1
Net cash used in investing activities	(155,195)	(226,774)

Cash flows from financing activities:
Change in deposits, net	90,517	128,636
Change in repurchase agreements and federal funds purchased, net	13,589	(32,355)
Proceeds from Federal Home Loan Bank advances	100,000	20,000
Payments on advances from Federal Home Loan Bank	(100,010)	(20,010)
Payment of finance lease liabilities	0	(12)
Proceeds from long-term debt/other borrowings	6,563	0
Repayment of long-term debt/other borrowings	(54)	0
Issuance of common stock	558	499
Dividends paid	(15,733)	(14,256)
Net cash provided by financing activities	95,430	82,502
Net decrease in cash and cash equivalents	(19,141)	(98,090)
Cash and cash equivalents at beginning of period	128,686	311,756
Cash and cash equivalents at end of period	$109,545	$213,666

Supplemental disclosures:
Income taxes paid	$12,308	$8,710
Interest paid	35,440	7,210
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,022	935
Common stock dividends accrued, paid in subsequent quarter	281	257
Real estate acquired in settlement of loans	175	444
Right-of-use assets obtained in exchange for new operating lease liabilities	364	405

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2023, the results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2022, included in our annual report on Form 10-K.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2023 and December 31, 2022, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2023 and 2022, CTBI held no securities designated as HTM.

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

Prior to June 30, 2023, loss rate methodologies were used by CTBI.  Weighted average life calculations were completed as a tool to determine the life of CTBI’s various loan segments.  Vintage modeling was used to determine the life of loan losses for consumer and residential real estate loans, and static pool modeling was used to determine the life of loan losses for commercial loan segments.  Historical loss rates for loans were adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Forecasting factors including unemployment rates and industry specific forecasts for industries in which our total exposure is 5% of capital or greater were also included as factors in the ACL model.

During the quarter ended June 30, 2023, CTBI implemented third party software and the determination was made to utilize discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows, modeled considering probability of default (PD) and segment-specific loss given default (LGD) risk factors, are then discounted at that effective yield to produce an instrument-level net present value (NPV) of expected cash flows.  An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, and underwriting exceptions.  Forecast factors were expanded to include gross domestic product, retail and food service sales, and S&P/Case-Shiller US National Home Price Index, while industry concentrations was added as a qualitative factor.  Management continually reevaluates the other subjective factors included in our ACL analysis.

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

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements. During the six months ended June 30, 2023 and 2022, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

➢        Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities – CTBI estimates expected credit losses over the contractual period in which it has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by CTBI.  The allowance for credit losses on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives.  Estimating credit losses on unfunded commitments requires CTBI to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit.  Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount.  The life of loan loss factor by related portfolio segment from the loan allowance for credit loss calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and six months ended June 30, 2023 was $411 thousand and $788 thousand, respectively, including $44 thousand and $88 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and six months ended June 30, 2022 was $258 thousand and $742 thousand, respectively, including $24 thousand and $46 thousand, respectively, in dividends paid for those periods.  As of June 30, 2023, there was a total of $3.7 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.4 years. There were no shares of restricted stock granted during the three months ended June 30, 2023, but there were 5,000 shares of restricted stock granted during the three months ended June 30, 2022.  There were 52,865 and 40,438 shares of restricted stock granted during the six months ended June 30, 2023 and 2022, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, except for the 5,000 management retention restricted stock award granted in April 2022 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.There were no shares of restricted stock forfeited during the three months ended June 30, 2023, but there were 790 shares of restricted stock forfeited during the six months ended June 30, 2023.  No shares were forfeited during the three and six months ended June 30, 2022.

There was no compensation expense related to stock option grants for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first six months of 2023 or 2022.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of June 30, 2023 and December 31, 2022, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at June 30, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$400,148	$143	$(34,897)	$365,394
State and political subdivisions	314,048	2	(54,225)	259,825
U.S. government sponsored agency mortgage-backed securities	558,964	1	(71,066)	487,899
Asset-backed securities	89,588	0	(1,453)	88,135
Total available-for-sale securities	$1,362,748	$146	$(161,641)	$1,201,253

The amortized cost and fair value of debt securities at December 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$418,579	$212	$(36,859)	$381,932
State and political subdivisions	326,746	32	(61,676)	265,102
U.S. government sponsored agency mortgage-backed securities	593,917	1	(73,833)	520,085
Asset-backed securities	91,363	0	(2,256)	89,107
Total available-for-sale securities	$1,430,605	$245	$(174,624)	$1,256,226

The amortized cost and fair value of debt securities at June 30, 2023 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$33,089	$32,613
Due after one through five years	336,248	305,693
Due after five through ten years	169,173	145,760
Due after ten years	175,686	141,153
U.S. government sponsored agency mortgage-backed securities	558,964	487,899
Asset-backed securities	89,588	88,135
Total debt securities	$1,362,748	$1,201,253

During the three months ended June 30, 2023, we had an unrealized gain of $165 thousand from the fair value adjustment of equity securities.  During the three months ended June 30, 2022, we had a net securities loss of $225 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $224 thousand from the fair value adjustment of equity securities.

During the six months ended June 30, 2023, we had a net securities gain of $383 thousand, consisting of a pre-tax gain of $4 thousand realized on sales and calls of AFS securities and an unrealized gain of $379 thousand from the fair value adjustment of equity securities.  During the six months ended June 30, 2022, we had a net securities loss of $126 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $125 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of June 30, 2023 were $2.5 million, as a result of a $165 thousand increase in the fair value in the second quarter 2023.  The fair value of equity securities decreased $224 thousand in the second quarter 2022.  No equity securities were sold during the six months ended June 30, 2023 and 2022.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $744.4 million at June 30, 2023 and $725.0 million at December 31, 2022.

The amortized cost of securities sold under agreements to repurchase amounted to $342.9 million at June 30, 2023 and $316.9 million at December 31, 2022.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2023 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30, 2023 was 98.7% compared to 97.4% as of December 31, 2022.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2023 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of June 30, 2023.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$7,188	$(10)	$7,178
State and political subdivisions	34,386	(1,493)	32,893
U.S. government sponsored agency mortgage-backed securities	51,640	(1,806)	49,834
Asset-backed securities	0	0	0
Total <12 months temporarily impaired AFS securities	93,214	(3,309)	89,905

12 Months or More
U.S. Treasury and government agencies	380,143	(34,887)	345,256
State and political subdivisions	277,291	(52,732)	224,559
U.S. government sponsored agency mortgage-backed securities	507,278	(69,260)	438,018
Asset-backed securities	89,588	(1,453)	88,135
Total ≥12 months temporarily impaired AFS securities	1,254,300	(158,332)	1,095,968

Total
U.S. Treasury and government agencies	387,331	(34,897)	352,434
State and political subdivisions	311,677	(54,225)	257,452
U.S. government sponsored agency mortgage-backed securities	558,918	(71,066)	487,852
Asset-backed securities	89,588	(1,453)	88,135
Total temporarily impaired AFS securities	$1,347,514	$(161,641)	$1,185,873

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2023	December 31 2022
Hotel/motel	$372,981	$343,640
Commercial real estate residential	393,309	372,914
Commercial real estate nonresidential	787,598	762,349
Dealer floorplans	76,903	77,533
Commercial other	319,838	312,422
Commercial loans	1,950,629	1,868,858

Real estate mortgage	883,104	824,996
Home equity lines	132,033	120,540
Residential loans	1,015,137	945,536

Consumer direct	157,848	157,504
Consumer indirect	806,081	737,392
Consumer loans	963,929	894,896

Loans and lease financing	$3,929,695	$3,709,290

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $1.0 million as of June 30, 2023 and as of December 31, 2022, while the unamortized premiums on the indirect lending portfolio totaled $30.9 million as of June 30, 2023 and $28.5 million as of December 31, 2022.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.5% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.2 million at June 30, 2023 and $0.1 million at December 31, 2022.

For periods ended June 30, 2022 and December 31, 2022, CTBI derived our ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.  Qualitative loss factors were based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI determined that twelve months represented a reasonable and supportable forecast period and reverted back to a historical loss rate immediately.  CTBI leveraged economic projections from a reputable and independent third party to form its loss driver forecasts over the twelve-month forecast period.  Other internal and external indicators of economic forecasts were also considered by CTBI when developing the forecast metrics.  CTBI also had an inherent model risk allocation included in our ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  One limitation was the inability to completely identify revolving line of credit within the commercial other segment.

During the quarter ended June 30, 2023, CTBI implemented third party software for its ACL calculations.  During the implementation process, discounted cash flow modeling was chosen for all loan segments.  The primary reasons that contributed to this decision were:  Discounted cash flow (“DCF”) models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first -party data is not available or meaningful.  This change in modeling resulted in a shift in our reserve estimates as of June 30, 2023 as presented below:

(in thousands)	ACL Software June 30, 2023	CTBI Internal ACL Model June 30, 2023	Change in Allocation

Hotel/motel	$5,192	$6,038	$(846)
Commercial real estate residential	3,749	4,669	(920)
Commercial real estate nonresidential	7,797	8,794	(997)
Dealer floorplans	1,157	1,719	(562)
Commercial other	6,176	4,547	1,629
Commercial loans reserve allocation	24,071	25,767	(1,696)

Real estate mortgage	7,884	8,443	(559)
Home equity lines	1,108	1,065	43
Residential loans reserve allocation	8,992	9,508	(516)

Consumer direct	2,563	1,673	890
Consumer indirect	12,392	10,959	1,433
Consumer loans reserve allocation	14,955	12,632	2,323

Loans and lease financing allowance for credit loss	$48,018	47,907	$111

This change in reserve estimates  is related to life of loan and how it functions in a cash flow methodology versus the loss rate methodology previously used as consumer loans generally have longer lives than commercial loans.  Although commercial loans may estimate more probability of default/loss given default compared to consumer loans, their shorter exposures will yield lower reserves.  Additionally, there was a change in how some of the qualitative factors were applied using the new software with a switch from a geographical approach to a loan segment approach.

The following tables present the balance in the ACL for the periods ended June 30, 2023, December 31, 2022, and June 30, 2022:

	Three Months Ended June 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,287	$(95)	$0	$0	$5,192
Commercial real estate residential	5,157	(1,384)	(28)	4	3,749
Commercial real estate nonresidential	9,010	(1,393)	(9)	189	7,797
Dealer floorplans	1,694	(537)	0	0	1,157
Commercial other	4,782	2,387	(1,073)	80	6,176
Real estate mortgage	7,917	10	(55)	12	7,884
Home equity	1,044	76	(13)	1	1,108
Consumer direct	1,746	807	(82)	92	2,563
Consumer indirect	10,046	2,138	(693)	901	12,392
Total	$46,683	$2,009	$(1,953)	$1,279	$48,018

	Six Months Ended June 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$21	$0	$0	$5,192
Commercial real estate residential	4,894	(1,198)	(28)	81	3,749
Commercial real estate nonresidential	9,419	(1,946)	(9)	333	7,797
Dealer floorplans	1,776	(619)	0	0	1,157
Commercial other	5,285	1,971	(1,260)	180	6,176
Real estate mortgage	7,932	31	(95)	16	7,884
Home equity	1,106	12	(13)	3	1,108
Consumer direct	1,694	912	(238)	195	2,563
Consumer indirect	8,704	3,941	(2,075)	1,822	12,392
Total	$45,981	$3,125	$(3,718)	$2,630	$48,018

	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$307	$(216)	$0	$5,171
Commercial real estate residential	3,986	951	(92)	49	4,894
Commercial real estate nonresidential	8,884	(154)	(46)	735	9,419
Dealer floorplans	1,436	340	0	0	1,776
Commercial other	4,422	947	(1,082)	998	5,285
Real estate mortgage	7,637	466	(223)	52	7,932
Home equity	866	257	(37)	20	1,106
Consumer direct	1,951	(210)	(609)	562	1,694
Consumer indirect	7,494	2,001	(3,041)	2,250	8,704
Total	$41,756	$4,905	$(5,346)	$4,666	$45,981

	Three Months Ended June 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,711	$133	$0	$0	$4,844
Commercial real estate residential	4,070	124	0	6	4,200
Commercial real estate nonresidential	9,169	(223)	0	22	8,968
Dealer floorplans	1,519	(42)	0	0	1,477
Commercial other	4,844	(285)	(187)	101	4,473
Real estate mortgage	7,662	586	(84)	15	8,179
Home equity	819	71	(5)	2	887
Consumer direct	1,787	(65)	(175)	74	1,621
Consumer indirect	7,728	(222)	(377)	566	7,695
Total	$42,309	$77	$(828)	$786	$42,344

	Six Months Ended June 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$(20)	$(216)	$0	$4,844
Commercial real estate residential	3,986	234	(31)	11	4,200
Commercial real estate nonresidential	8,884	(49)	0	133	8,968
Dealer floorplans	1,436	41	0	0	1,477
Commercial other	4,422	193	(344)	202	4,473
Real estate mortgage	7,637	683	(177)	36	8,179
Home equity	866	38	(24)	7	887
Consumer direct	1,951	(245)	(345)	260	1,621
Consumer indirect	7,494	77	(1,011)	1,135	7,695
Total	$41,756	$952	$(2,148)	$1,784	$42,344

Using the ACL software, forecasts were expanded to include gross domestic product (GDP), retail sales and housing price index considerations.  CTBI leverages economic projections from the Federal Open Market Committee to obtain various forecasts for unemployment rate and gross domestic product, the PNC forecast for the Case-Shiller National Home Price Index, and the Wells Fargo forecast for the Advanced Retail Sales.  CTBI has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9 over four quarters.

All periods during the reasonable and supportable forecast period are utilizing a forecasted probability of default.  During the ACL software implementation, loss driver analysis was performed during which regression models were built relating default rates of the various segments to the economic factors noted above.  Historical loss data for both CTBI and segment-specific selected peers was incorporated from FFIEC call report data.  For loss given default, the Frye-Jacobs LGD estimation technique was utilized in the ACL software provided a risk curve that most approximates the asset class under consideration.  Management elected to evaluate internal prepayment experience over a trailing timeframe to determine the appropriate prepayment and curtailment rates to be used in the credit loss estimate.

CTBI continues to use management judgement for qualitative loss factors such as delinquency trends, supervision and administration, quality control exceptions, collateral values, and industry concentrations, although these factors are applied differently in the ACL software.  The software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation.  The previous model only allowed for a specific basis point allocation determined by management.  In addition to these factors, management has added risk factors related to changes in the nature and volume of the portfolio and terms of loans and changes in the experience, depth, and ability of lending management.  The previous significant event factor has been expanded to reflect changes in international, national, regional and local conditions, as well as the effect of other external factors as noted below.  The previous factors for inherent model risk and levels of nonperforming loans were not incorporated into the ACL software as separate qualitative factors.   The revised qualitative loss factors are as follows:
•	Changes in delinquency trends by loan segment
•	Changes in international, national, regional, and local conditions
•	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•	A supervision and administration allocation based on CTBI’s loan review process
•	Exceptions in lending policies and procedures as measured by quarterly loan portfolio exceptions reports
•	Changes in the nature and volume of the portfolio and terms of loans
•	Changes in the experience, depth, and ability of lending management

Economic forecast factors utilized in the estimate improved quarter over quarter and the slight reduction in reserve requirements from 1.24% to 1.22% is reflective of this improvement.  Management continues to note the continued impact of global uncertainty, the current rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, and these conditions are now part of qualitative factors noted above.  As in previous quarters an allocation was made for delinquency trends, industry concentrations, supervisory and administration, loan exceptions, and collateral values.

Our provision for credit losses for the quarter increased $0.9 million from prior quarter and $1.9 million from prior year same quarter.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2023 was 408.9%, compared to 382.3% at March 31, 2023 and 305.9% at June 30, 2022.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2023 was 1.22% compared to 1.24% at March 31, 2023 and 1.19% at June 30, 2022.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	322	712	1,034
Commercial real estate nonresidential	0	982	300	1,282
Commercial other	0	753	277	1,030
Total commercial loans	0	2,057	1,289	3,346

Real estate mortgage	0	3,093	4,206	7,299
Home equity lines	0	195	459	654
Total residential loans	0	3,288	4,665	7,953

Consumer direct	0	0	6	6
Consumer indirect	0	0	439	439
Total consumer loans	0	0	445	445

Loans and lease financing	$0	$5,345	$6,399	$11,744

	December 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	355	258	613
Commercial real estate nonresidential	0	1,116	1,947	3,063
Commercial other	0	982	369	1,351
Total commercial loans	0	2,453	2,574	5,027

Real estate mortgage	0	4,069	4,929	8,998
Home equity lines	0	291	487	778
Total residential loans	0	4,360	5,416	9,776

Consumer direct	0	0	41	41
Consumer indirect	0	0	465	465
Total consumer loans	0	0	506	506

Loans and lease financing	$0	$6,813	$8,496	$15,309

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2023 and December 31, 2022 (includes loans 90 days past due and still accruing as well):

	June 30, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$372,981	$372,981
Commercial real estate residential	152	279	1,000	1,431	391,878	393,309
Commercial real estate nonresidential	1,101	110	940	2,151	785,447	787,598
Dealer floorplans	0	0	0	0	76,903	76,903
Commercial other	1,062	330	694	2,086	317,752	319,838
Total commercial loans	2,315	719	2,634	5,668	1,944,961	1,950,629

Real estate mortgage	1,440	2,528	6,220	10,188	872,916	883,104
Home equity lines	733	435	490	1,658	130,375	132,033
Total residential loans	2,173	2,963	6,710	11,846	1,003,291	1,015,137

Consumer direct	557	95	6	658	157,190	157,848
Consumer indirect	3,147	865	439	4,451	801,630	806,081
Total consumer loans	3,704	960	445	5,109	958,820	963,929

Loans and lease financing	$8,192	$4,642	$9,789	$22,623	$3,907,072	$3,929,695

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$343,640	$343,640
Commercial real estate residential	602	225	574	1,401	371,513	372,914
Commercial real estate nonresidential	2,549	395	2,611	5,555	756,794	762,349
Dealer floorplans	0	0	0	0	77,533	77,533
Commercial other	1,029	850	496	2,375	310,047	312,422
Total commercial loans	4,180	1,470	3,681	9,331	1,859,527	1,868,858

Real estate mortgage	869	3,402	7,067	11,338	813,658	824,996
Home equity lines	786	44	740	1,570	118,970	120,540
Total residential loans	1,655	3,446	7,807	12,908	932,628	945,536

Consumer direct	555	126	41	722	156,782	157,504
Consumer indirect	4,407	764	465	5,636	731,756	737,392
Total consumer loans	4,962	890	506	6,358	888,538	894,896

Loans and lease financing	$10,797	$5,806	$11,994	$28,597	$3,680,693	$3,709,290

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.5% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

The indirect lending area of the bank is generally responsible for purchasing/funding consumer contracts with new and used automobile dealers.  Dealer loan applications are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrowers, and on the collateral value.  The dealers may have limited recourse agreements with CTB.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, as well as gross charge-offs year to date, if any, segregated by class of loans and based on last credit decision or year of origination:

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$38,210	$150,521	$28,454	$17,968	$47,039	$47,091	$4,043	$333,326
Watch	2,949	6,957	8,873	4,709	3,412	3,871	0	30,771
OAEM	0	0	6,971	0	0	1,913	0	8,884
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	41,159	157,478	44,298	22,677	50,451	52,875	4,043	372,981

Commercial real estate residential
Risk rating:
Pass	55,238	104,912	104,205	35,701	12,921	41,206	14,132	368,315
Watch	753	1,010	835	1,948	743	7,367	144	12,800
OAEM	0	0	0	0	0	65	0	65
Substandard	286	617	4,295	623	289	6,019	0	12,129
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	56,277	106,539	109,335	38,272	13,953	54,657	14,276	393,309

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	81,927	153,561	152,539	79,949	66,557	166,883	25,508	726,924
Watch	300	3,966	6,499	9,716	7,618	6,710	711	35,520
OAEM	2,375	19	0	0	0	74	0	2,468
Substandard	1,370	1,439	2,522	4,543	3,096	9,701	0	22,671
Doubtful	0	0	0	0	0	15	0	15
Total commercial real estate nonresidential	85,972	158,985	161,560	94,208	77,271	183,383	26,219	787,598

Commercial real estate nonresidential current period gross charge-offs	0	0	0	(9)	0	0	0	(9)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	76,903	76,903
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	76,903	76,903

Commercial other
Risk rating:
Pass	41,105	60,219	54,817	31,984	6,523	24,483	78,670	297,801
Watch	541	1,390	980	156	334	771	5,990	10,162
OAEM	0	30	0	0	0	0	30	60
Substandard	466	4,216	4,807	943	219	564	600	11,815
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	42,112	65,855	60,604	33,083	7,076	25,818	85,290	319,838

Commercial other current period gross charge-offs	(321)	(632)	(154)	(17)	(90)	(46)	0	(1,260)

Commercial loans
Risk rating:
Pass	216,480	469,213	340,015	165,602	133,040	279,663	199,256	1,803,269
Watch	4,543	13,323	17,187	16,529	12,107	18,719	6,845	89,253
OAEM	2,375	49	6,971	0	0	2,052	30	11,477
Substandard	2,122	6,272	11,624	6,109	3,604	16,284	600	46,615
Doubtful	0	0	0	0	0	15	0	15
Total commercial loans	$225,520	$488,857	$375,797	$188,240	$148,751	$316,733	$206,731	$1,950,629

Total commercial loans current period gross charge-offs	$(321)	$(632)	$(182)	$(26)	$(90)	$(46)	$0	$(1,297)

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$145,262	$36,002	$17,742	$54,328	$13,178	$35,179	$545	$302,236
Watch	7,921	8,996	5,523	3,453	0	13,555	0	39,448
OAEM	0	0	0	0	0	1,956	0	1,956
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	153,183	44,998	23,265	57,781	13,178	50,690	545	343,640

Commercial real estate residential
Risk rating:
Pass	119,826	110,963	38,423	15,467	10,492	36,307	14,297	345,775
Watch	1,474	898	1,675	848	2,136	7,015	152	14,198
OAEM	0	0	0	39	0	0	29	68
Substandard	182	4,289	1,878	346	3,639	2,539	0	12,873
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	121,482	116,150	41,976	16,700	16,267	45,861	14,478	372,914

Commercial real estate nonresidential
Risk rating:
Pass	175,220	171,311	80,932	70,848	44,099	137,575	23,166	703,151
Watch	3,331	5,765	10,090	2,178	1,962	10,022	1,550	34,898
OAEM	19	0	0	0	0	90	0	109
Substandard	1,939	2,537	4,877	3,135	508	10,865	25	23,886
Doubtful	0	0	0	0	0	305	0	305
Total commercial real estate nonresidential	180,509	179,613	95,899	76,161	46,569	158,857	24,741	762,349

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	77,153	77,153
Watch	0	0	0	0	0	0	380	380
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,533	77,533

Commercial other
Risk rating:
Pass	78,846	60,550	34,841	8,922	2,333	23,961	77,355	286,808
Watch	1,622	393	604	217	159	780	6,402	10,177
OAEM	30	0	0	0	0	0	30	60
Substandard	6,090	5,489	885	356	143	758	952	14,673
Doubtful	466	129	0	109	0	0	0	704
Total commercial other	87,054	66,561	36,330	9,604	2,635	25,499	84,739	312,422

Commercial loans
Risk rating:
Pass	519,154	378,826	171,938	149,565	70,102	233,022	192,516	1,715,123
Watch	14,348	16,052	17,892	6,696	4,257	31,372	8,484	99,101
OAEM	49	0	0	39	0	2,046	59	2,193
Substandard	8,211	12,315	7,640	3,837	4,290	14,162	977	51,432
Doubtful	466	129	0	109	0	305	0	1,009
Total commercial loans	$542,228	$407,322	$197,470	$160,246	$78,649	$280,907	$202,036	$1,868,858

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$9,047	$122,332	$131,379
Nonperforming	0	0	0	0	0	403	251	654
Total home equity lines	0	0	0	0	0	9,450	122,583	132,033

Home equity lines current period gross charge-offs						(13)	0	(13)

Mortgage loans
Performing	96,372	175,566	169,481	125,782	59,375	249,229	0	875,805
Nonperforming	0	0	311	121	773	6,094	0	7,299
Total mortgage loans	96,372	175,566	169,792	125,903	60,148	255,323	0	883,104

Mortgage loans current period gross charge-offs	0	0	(47)	0	(1)	(47)	0	(95)

Residential loans
Performing	96,372	175,566	169,481	125,782	59,375	258,276	122,332	1,007,184
Nonperforming	0	0	311	121	773	6,497	251	7,953
Total residential loans	$96,372	$175,566	$169,792	$125,903	$60,148	$264,773	$122,583	$1,015,137

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(1)	$(60)	$0	$(108)

Consumer direct loans
Performing	$35,168	$45,893	$33,307	$19,215	$9,082	$15,177	$0	$157,842
Nonperforming	0	6	0	0	0	0	0	6
Total consumer direct loans	35,168	45,899	33,307	19,215	9,082	15,177	0	157,848

Total consumer direct loans current period gross charge-offs	0	(146)	(42)	(30)	(14)	(6)	0	(238)

Consumer indirect loans
Performing	217,355	306,664	136,812	90,812	33,856	20,143	0	805,642
Nonperforming	0	157	183	36	18	45	0	439
Total consumer indirect loans	217,355	306,821	136,995	90,848	33,874	20,188	0	806,081

Total consumer indirect loans current period gross charge-offs	(42)	(785)	(883)	(217)	(75)	(73)	0	(2,075)

Consumer loans
Performing	252,523	352,557	170,119	110,027	42,938	35,320	0	963,484
Nonperforming	0	163	183	36	18	45	0	445
Total consumer loans	$252,523	$352,720	$170,302	$110,063	$42,956	$35,365	$0	$963,929

Total consumer loans current period gross charge-offs	$(42)	$(931)	$(925)	$(247)	$(89)	$(79)	$0	$(2,313)

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,195	$109,567	$119,762
Nonperforming	0	0	0	0	0	502	276	778
Total home equity lines	0	0	0	0	0	10,697	109,843	120,540

Mortgage loans
Performing	176,736	177,469	132,795	62,415	30,473	236,110	0	815,998
Nonperforming	0	282	98	791	422	7,405	0	8,998
Total mortgage loans	176,736	177,751	132,893	63,206	30,895	243,515	0	824,996

Residential loans
Performing	176,736	177,469	132,795	62,415	30,473	246,305	109,567	935,760
Nonperforming	0	282	98	791	422	7,907	276	9,776
Total residential loans	$176,736	$177,751	$132,893	$63,206	$30,895	$254,212	$109,843	$945,536

Consumer direct loans
Performing	$62,239	$42,014	$23,921	$11,166	$6,766	$11,357	$0	$157,463
Nonperforming	25	11	5	0	0	0	0	41
Total consumer direct loans	62,264	42,025	23,926	11,166	6,766	11,357	0	157,504

Consumer indirect loans
Performing	371,079	168,513	116,267	45,748	26,247	9,073	0	736,927
Nonperforming	65	251	96	30	1	22	0	465
Total consumer indirect loans	371,144	168,764	116,363	45,778	26,248	9,095	0	737,392

Consumer loans
Performing	433,318	210,527	140,188	56,914	33,013	20,430	0	894,390
Nonperforming	90	262	101	30	1	22	0	506
Total consumer loans	$433,408	$210,789	$140,289	$56,944	$33,014	$20,452	$0	$894,896

* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.8 million at June 30, 2023.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed with restricted parameters was $3.3  million at December 31, 2022.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,114	$0
Commercial real estate residential	3	6,353	0
Commercial real estate nonresidential	6	11,704	0
Commercial other	2	6,585	0
Total collateral dependent loans	13	$32,756	$0

	December 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,168	$0
Commercial real estate residential	4	7,786	0
Commercial real estate nonresidential	8	14,718	200
Commercial other	2	8,926	1,000
Total collateral dependent loans	15	$32,598	$1,200

	June 30, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,196	$0
Commercial real estate residential	4	6,957	0
Commercial real estate nonresidential	10	18,218	200
Commercial other	3	10,190	550
Total collateral dependent loans	18	$36,561	$750

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. The two loans listed in the commercial other segment at June 30, 2023 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Those loans, segregated by class of loans and concession granted, are presented below for the three months ended June 30, 2023:
	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at June 30, 2023	% of total	Amortized Cost at June 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	44	0.01
Commercial real estate nonresidential	73	0.01	13	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	522	0.16
Commercial loans	73	0.00	579	0.03

Real estate mortgage	0	0.00	877	0.10
Home equity lines	0	0.00	0	0.00
Residential loans	0	0.00	877	0.09

Consumer direct	0	0.00	54	0.03
Consumer indirect	0	0.00	95	0.01
Consumer loans	0	0.00	149	0.02

Loans and lease financing	$73	0.00%	$1,605	0.04%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at June 30, 2023	% of total	Amortized Cost at June 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	300	0.09
Commercial loans	0	0.00	300	0.02

Real estate mortgage	209	0.02	0	0.00
Home equity lines	43	0.03	116	0.09
Residential loans	252	0.02	116	0.01

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	0	0.00

Loans and lease financing	$252	0.01%	$416	0.01%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact

Hotel/motel

Commercial real estate residential		Added a weighted-average 11.7 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 10.8% to 8.5%

Dealer floorplans

Commercial other		Added a weighted-average 0.8 years to life of the loans

Real estate mortgage		Added a weighted-average 4 years to life of the loans

Home equity lines

Consumer direct		Added a weighted-average 0.2 years to the life of the loans

Consumer indirect		Added a weighted-average 0.5 years to the life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact

Hotel/motel

Commercial real estate residential

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.8% to 6.2% and increased the weighted-average life by 9.7 years

Home equity lines	Reduced weighted-average contractual interest rate from 10.3% to 8.3% and increased the weighted-average life by 14.3 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct

Consumer indirect

Those loans, segregated by class of loans and concession granted, are presented below for the six months ended June 30, 2023:

	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at June 30, 2023	% of total	Amortized Cost at June 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	311	0.08	1,383	0.35
Commercial real estate nonresidential	4,573	0.58	4,800	0.61
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,474	0.46
Commercial loans	4,884	0.25	7,657	0.39

Real estate mortgage	58	0.01	3,317	0.38
Home equity lines	0	0.00	54	0.04
Residential loans	58	0.01	3,371	0.33

Consumer direct	0	0.00	224	0.14
Consumer indirect	0	0.00	450	0.06
Consumer loans	0	0.00	674	0.07

Loans and lease financing	$4,942	0.13%	$11,702	0.30%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at June 30, 2023	% of total	Amortized Cost at June 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	88	0.02	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	300	0.09
Commercial loans	88	0.00	300	0.02

Real estate mortgage	427	0.05	0	0.00
Home equity lines	77	0.06	116	0.09
Residential loans	504	0.05	116	0.01

Consumer direct	0	0.00	20	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	20	0.00

Loans and lease financing	$592	0.02%	$436	0.01%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.6% to 8.0%	The weighted-average term was not increased with the changes to this portfolio

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	The weighted-average term was not increased with the changes to this portfolio

Dealer floorplans

Commercial other		Added a weighted-average 1.4 years to life of the loans

Real estate mortgage	Resulted in no change of the weighted average contractual interest rate of 3.0%	Added a weighted-average 2.8 years to life of the loans

Home equity lines		Added a weighted-average 6.8 years to life of the loans

Consumer direct		Removed a weighted-average 0.6 years from the life of the loans

Consumer indirect		Added a weighted-average 0.3 years to the life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.4% to 7.2% and increased the weighted-average life by 5.9 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.1% to 6.1% and increased the weighted-average life by 11.3 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.1% to 8.0% and increased the weighted-average life by 10.2 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

 Presented  below, segregated by class of loans, are TDRs that occurred during the three and six months ended June 30, 2022 and the year ended December 31, 2022:

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

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment. The table below represents the payment status of modified loans to borrowers experiencing financial difficulty.

	Past Due Status (Amortized Cost Basis)
	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	1,741	40	0	0
Commercial real estate nonresidential	9,373	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	1,145	292	0	337
Real estate mortgage	3,374	125	118	185
Home equity lines	168	59	0	22
Consumer direct	239	5	0	0
Consumer indirect	371	78	0	0
Total	$16,411	$599	$118	$544

The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended June 30, 2023, there were three loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

There were no troubled debt restructured loans for the three and six months ended June 30, 2023.

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of June 30, 2023 and December 31, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.1 million and $0.7 million, respectively.
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2023	2022	2023	2022
Beginning balance of other real estate owned	$2,776	$2,299	$3,671	$3,486
New assets acquired	124	307	175	444
Capitalized costs	40	73	40	73
Fair value adjustments	(25)	(23)	(106)	(269)
Sale of assets	(868)	(702)	(1,733)	(1,780)
Ending balance of other real estate owned	$2,047	$1,954	$2,047	$1,954

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2023 and 2022 were $0.1 million in each period. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2023 and 2022 were $0.2 million and $0.4 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2023	December 31 2022
1-4 family	$574	$859
Construction/land development/other	683	867
Non-farm/non-residential	790	1,945
Total foreclosed properties	$2,047	$3,671

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $300.3 million and $273.8 million at June 30, 2023 and December 31, 2022, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022 is presented in the following tables:

	June 30, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$19,951	$2,000	$0	$22,608	$44,559
State and political subdivisions	99,257	1,391	0	7,898	108,546
U.S. government sponsored agency mortgage-backed securities	23,552	7,609	0	43,633	74,794
Asset-backed securities	1,121	0	0	0	1,121
Total	$143,881	$11,000	$0	$74,139	$229,020

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,679	$34	$2,979	$1,832	$26,524
State and political subdivisions	96,627	466	9,634	2,140	108,867
U.S. government sponsored agency mortgage-backed securities	17,964	0	52,387	9,385	79,736
Asset-backed securities	304	0	0	0	304
Total	$136,574	$500	$65,000	$13,357	$215,431

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$365,394	$341,199	$24,195	$0
State and political subdivisions	259,825	0	259,825	0
U.S. government sponsored agency mortgage-backed securities	487,899	0	487,899	0
Asset-backed securities	88,135	0	88,135	0
Equity securities at fair value	2,545	0	0	2,545
Mortgage servicing rights	8,230	0	0	8,230

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$381,932	$346,265	$35,667	$0
State and political subdivisions	265,102	0	265,102	0
U.S. government sponsored agency mortgage-backed securities	520,085	0	520,085	0
Asset-backed securities	89,107	0	89,107	0
Equity securities at fair value	2,166	0	0	2,166
Mortgage servicing rights	8,468	0	0	8,468

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of June 30, 2023 and December 31, 2022. There have been no significant changes in the valuation techniques during the quarter ended June 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2023 and December 31, 2022, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,380	$8,121	$2,352	$7,748
Total unrealized gains (losses)
Included in net income	165	80	(224)	468
Issues	0	46	0	223
Settlements	0	(17)	0	(219)
Ending balance	$2,545	$8,230	$2,128	$8,220

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$165	$80	$(224)	$468

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,166	$8,468	$2,253	$6,774
Total unrealized gains (losses)
Included in net income	379	(134)	(125)	1,451
Issues	0	96	0	452
Settlements	0	(200)	0	(457)
Ending balance	$2,545	$8,230	$2,128	$8,220

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$379	$(134)	$(125)	$1,451

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2023	2022	2023	2022
Total gains	$227	$25	$44	$869

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Other real estate owned	$177	$0	$0	$177

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,703	$0	$0	$2,703
Other real estate owned	570	0	0	570

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  There were no collateral dependent loans as of June 30, 2023.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on OREO disclosed above were $25 thousand for the quarter ended June 30, 2023, $106 thousand for the six months ended June 30, 2023, and $285 thousand for the year ended December 31, 2022.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,545	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,230	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 26.7% (7.4%)
			Probability of default	0.0% - 100% (1.3%)
			Discount rate	9.5% - 11.5% (10.0%)

Other real estate owned	$177	Market comparable properties	Comparability adjustments	0.0% - 10.0% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,166	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,468	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 28.0% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$2,703	Market comparable properties	Marketability discount	52.0% - 52.0% (52.0%)

Other real estate owned	$570	Market comparable properties	Comparability adjustments	10.0% - 30.6% (10.9%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date. The most recent conversion rate of 1.5902 and the most recent dividend rate of 0.7156 were used to derive the fair value estimate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2023 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2023 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2023 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$109,545	$109,545	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,201,253	341,199	860,054	0
Equity securities at fair value	2,545	0	0	2,545
Loans held for sale	238	244	0	0
Loans, net	3,881,677	0	0	3,717,729
Federal Home Loan Bank stock	6,545	0	6,545	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	20,257	0	20,257	0

Financial liabilities:
Deposits	$4,516,660	$1,361,078	$3,163,628	$0
Repurchase agreements	229,020	0	0	229,277
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	345	0	242	0
Long-term debt	64,350	0	0	52,043
Accrued interest payable	5,624	0	5,624	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2023	2022	2023	2022
Numerator:
Net income	$19,404	$20,271	$38,717	$39,999

Denominator:
Basic earnings per share:
Weighted average shares	17,884	17,835	17,877	17,827
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	6	8	8	11
Adjusted weighted average shares	17,890	17,843	17,885	17,838

Earnings per share:
Basic earnings per share	$1.09	$1.14	$2.17	$2.24
Diluted earnings per share	1.08	1.14	2.16	2.24

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2023 and 2022. In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and six months ended June 30, 2023 and 2022 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Affected line item in the statements of income
Securities gains (losses)	$0	$(1)	$4	$(1)
Tax expense (benefit)	0	0	1	0
Total reclassifications out of AOCI	$0	$(1)	$3	$(1)

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2023, we had total consolidated assets of $5.5 billion and total consolidated deposits, including repurchase agreements, of $4.7 billion.  Total shareholders’ equity at June 30, 2023 was $660.1 million.  Trust assets under management at June 30, 2023 were $3.3 billion, including CTB’s investment portfolio totaling $1.2 billion.

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

Results of Operations and Financial Condition

We reported earnings for the second quarter 2023 of $19.4 million, or $1.09 per basic share, compared to $19.3 million, or $1.08 per basic share, earned during the first quarter 2023 and $20.3 million, or $1.14 per basic share, earned during the second quarter 2022.  Total revenue was $0.2 million above prior quarter and $2.5 million above prior year same quarter.  Net interest revenue decreased $0.8 million compared to prior quarter but increased $2.3 million compared to prior year same quarter, and noninterest income increased $1.1 million compared to prior quarter and $0.3 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $0.9 million from prior quarter and was $1.9 million higher than second quarter 2022.  Noninterest expense decreased $0.9 million compared to prior quarter but was $1.0 million higher than prior year same quarter.  Earnings for the six months ended June 30, 2023 were $38.7 million, or $2.17 per basic share, compared to $40.0 million, or $2.24 per basic share, for the six months ended June 30, 2022.

Quarterly Highlights

❖
Net interest income for the quarter of $43.1 million was $0.8 million below prior quarter but $2.3 million above prior year same quarter, as our net interest margin decreased 14 basis points from prior quarter but increased 15 basis points from prior year same quarter.

❖	Provision for credit losses at $2.0 million for the quarter increased $0.9 million from prior quarter and $1.9 million from prior year same quarter.

❖	Our loan portfolio increased $152.3 million, an annualized 16.2%, from March 31, 2023 and $220.4 million, or an annualized 12.0%, from December 31, 2022.

❖
We had net loan charge-offs of $674 thousand, or 0.07% of average loans annualized for the second quarter 2023 compared to $414 thousand, or 0.04% of average loans annualized for the first quarter 2023 and $43 thousand, or less than 0.01% of average loans annualized, for the quarter ended June 30, 2022.

❖
Our total nonperforming loans decreased to $11.7 million at June 30, 2023 from $12.2 million at March 31, 2023 and $15.3 million at December 31, 2022.  Nonperforming assets at $13.8 million decreased $1.2 million from March 31, 2023 and $5.2 million from December 31, 2022.

❖
Deposits, including repurchase agreements, at $4.7 billion decreased $6.5 million, or an annualized 0.6%, from March 31, 2023 but increased $104.1 million, or an annualized 4.5%, from December 31, 2022.

❖	Shareholders’ equity at $660.1 million increased $3.3 million, or an annualized 2.0%, during the quarter and $32.1 million, or an annualized 10.3%, from December 31, 2022.

❖	Noninterest income for the quarter ended June 30, 2023 of $14.8 million was $1.1 million, or 7.9%, above prior quarter and $0.3 million, or 1.8%, above prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2023 of $31.0 million was $0.9 million, or 2.7%, below prior quarter but $1.0 million, or 3.5%, above prior year same quarter.

Income Statement Review

Six Months Ended June 30			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Net interest income	$86,995	$80,822	$6,173	7.6%
Provision for credit losses	3,125	952	2,173	228.2
Noninterest income	28,438	29,466	(1,028)	(3.5)
Noninterest expense	62,915	59,337	3,578	6.0
Income taxes	10,676	10,000	676	6.8
Net income	$38,717	$39,999	$(1,282)	(3.2)%

Average earning assets	$5,160,712	$5,137,421	$23,291	0.5%

Yield on average earnings assets, tax equivalent*	4.94%	3.51%	1.43%	40.9%
Cost of interest bearing funds	2.30%	0.48%	1.82%	376.7%

Net interest margin, tax equivalent*	3.42%	3.19%	0.23%	7.3%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change
				2Q 2023 Compared to:
($ in thousands)	2Q 2023	1Q 2023	2Q 2022	1Q 2023	2Q 2022	YTD 2023	YTD 2022	Percent Change
Components of net interest income:
Income on earning assets	$64,827	$60,995	$45,352	6.3%	42.9%	$125,822	$88,879	41.6%
Expense on interest bearing liabilities	21,748	17,079	4,562	27.3	376.7	38,827	8,057	381.9
Net interest income	43,079	43,916	40,790	(1.9)	5.6	86,995	80,822	7.6
TEQ	298	298	232	0.1	28.6	596	467	27.6
Net interest income, tax equivalent	$43,377	$44,214	$41,022	(1.9%)	5.7%	$87,591	$81,289	7.8%

Average yield and rates paid:
Earning assets yield	5.03%	4.84%	3.56%	3.9%	41.5%	4.94%	3.51%	40.9%
Rate paid on interest bearing liabilities	2.54	2.06	0.54	23.3	368.2	2.30	0.48	376.7
Gross interest margin	2.49%	2.78%	3.02%	(10.4)%	(17.5)%	2.64%	3.03%	(12.8)%
Net interest margin	3.35%	3.49%	3.20%	(4.1)%	4.7%	3.42%	3.19%	7.3%

Average balances:
Investment securities	$1,230,556	$1,251,948	$1,454,371	(1.7)%	(15.3)%	$1,241,193	$1,470,495	(15.5)%
Loans	$3,836,446	$3,739,443	$3,538,324	2.6%	8.4%	$3,788,213	$3,489,652	8.6%
Earning assets	$5,189,716	$5,131,385	$5,140,656	1.1%	1.0%	$5,160,712	$5,137,421	0.5%
Interest-bearing liabilities	$3,435,072	$3,362,331	$3,373,741	2.2%	1.8%	$3,398,902	$3,362,039	1.1%

Net interest income for the quarter of $43.1 million was $0.8 million below prior quarter but $2.3 million above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.35% decreased 14 basis points from prior quarter but increased 15 basis points from prior year same quarter.  Our average earning assets increased $58.3 million from prior quarter and $49.1 million from prior year same quarter.  Our yield on average earning assets increased 19 basis points from prior quarter and 147 basis points from prior year same quarter, and our cost of funds increased 48 basis points from prior quarter and 200 basis points from prior year same quarter.  Money market accounts, certificates of deposit, and other time deposits all experienced significant increases in rates during the quarter.  Our net interest income for the six months ended June 30, 2023 was $87.0 million compared to $80.8 million for the six months ended June 30, 2022.

Our ratio of average loans to deposits, including repurchase agreements, was 81.2% for the quarter ended June 30, 2023 compared to 79.8% for the quarter ended March 31, 2023 and 75.2% for the quarter ended June 30, 2022.

Provision for Credit Losses

Our provision for credit losses for the quarter increased $0.9 million from prior quarter and $1.9 million from prior year same quarter.  Year-to-date provision increased $2.2 million from prior year.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2023 was 408.9% compared to 382.3% at March 31, 2023 and 305.9% at June 30, 2022.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2023 was 1.22% compared to 1.24% at March 31, 2023 and 1.19% at June 30, 2022.

Noninterest Income

				Percent Change
				2Q 2023 Compared to:
($ in thousands)	2Q 2023	1Q 2023	2Q 2022	1Q 2023	2Q 2022	YTD 2023	YTD 2022	Percent Change
Deposit related fees	$7,513	$7,287	$7,263	3.1%	3.4%	$14,800	$14,009	5.6%
Trust revenue	3,351	3,079	3,198	8.9	4.8	6,430	6,446	(0.2)
Gains on sales of loans	115	121	519	(5.3)	(77.9)	236	1,116	(78.9)
Loan related fees	1,197	845	1,415	41.7	(15.4)	2,042	3,477	(41.3)
Bank owned life insurance revenue	735	858	702	(14.4)	4.7	1,593	1,393	14.4
Brokerage revenue	388	348	459	11.5	(15.4)	736	1,049	(29.8)
Other	1,457	1,144	945	27.4	54.3	2,601	1,976	31.6
Total noninterest income	$14,756	$13,682	$14,501	7.9%	1.8%	$28,438	$29,466	(3.5)%

Noninterest income for the quarter ended June 30, 2023 of $14.8 million was $1.1 million, or 7.9%, above prior quarter and $0.3 million, or 1.8%, above prior year same quarter.  The quarter over quarter increase included a $0.2 million increase in deposit related fees, a $0.3 million increase in trust revenue, and a $0.4 million increase in loan related fees due to the change in the fair market value of our mortgage servicing rights. The year over year increase included a $0.3 million increase in deposit related fees, a $0.2 million increase in trust revenue, and a $0.4 million increase in securities gains, partially offset by a $0.4 million decline in gains on sales of loans and a $0.2 million decline in loan related fees also resulting from the fluctuation in the fair market value of our mortgage servicing rights.  Noninterest income for the first six months of 2023 was $28.4 million compared to $29.5 million for the six months ended June 30, 2022.

Noninterest Expense

				Percent Change
				2Q 2022 Compared to:
($ in thousands)	2Q 2023	1Q 2023	2Q 2022	1Q 2023	2Q 2022	YTD 2023	YTD 2022	Percent Change
Salaries	$12,732	$12,633	$12,219	0.8%	4.2%	$25,365	$23,958	5.9%
Employee benefits	5,573	6,275	6,315	(11.2)	(11.7)	11,848	12,114	(2.2)
Net occupancy and equipment	2,895	3,028	2,756	(4.4)	5.1	5,923	5,610	5.6
Data processing	2,383	2,303	2,095	3.5	13.8	4,686	4,296	9.1
Legal and professional fees	912	816	884	11.8	3.2	1,728	1,751	(1.3)
Advertising and marketing	704	820	659	(14.1)	6.9	1,524	1,411	8.0
Taxes other than property and payroll	433	432	425	0.1	1.7	865	851	1.6
Net other real estate owned expense	61	119	43	(48.4)	43.6	180	396	(54.6)
Other	5,332	5,464	4,582	(2.4)	16.4	10,796	8,950	20.6
Total noninterest expense	$31,025	$31,890	$29,978	(2.7)%	3.5%	$62,915	$59,337	6.0%

Noninterest expense for the quarter ended June 30, 2023 of $31.0 million was $0.9 million, or 2.7%, below prior quarter but $1.0 million, or 3.5%, above prior year same quarter.  The decrease in noninterest expense quarter over quarter was primarily a result of a decrease in the accruals for incentive payments based on our current projected earnings for the year.  The year over year increase included a $0.3 million increase in data processing expense, a $0.3 million increase in FDIC insurance premiums, and a $0.1 million increase in occupancy and equipment.  A year over year decrease in personnel costs of $0.2 million was the result of a reduction in the accruals for incentive payments of $1.3 million, partially offset by increases in salary expense ($0.5 million), group medical and life insurance expense ($0.5 million), and other employee benefits ($0.1 million).  Noninterest expense for the first six months of 2023 was $62.9 million compared to $59.3 million for the six months ended June 30, 2022.

Balance Sheet Review

CTBI’s total assets at June 30, 2023 of $5.5 billion decreased $8.5 million, or 0.6% annualized, from March 31, 2023 but increased $140.5 million, or an annualized 5.3%, from December 31, 2022.  Loans outstanding at June 30, 2023 were $3.9 billion, an increase of $152.3 million, or an annualized 16.2%, from March 31, 2023 and $220.4 million, or an annualized 12.0%, from December 31, 2022.  The increase in loans from prior quarter included a $73.5 million increase in the commercial loan portfolio, a $44.6 million increase in the residential loan portfolio, a $33.5 million increase in the indirect consumer loan portfolio, and a $0.7 million increase in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $39.7 million, or an annualized 12.8%, from March 31, 2023 and $55.0 million, or an annualized 8.8%, from December 31, 2022.  Deposits in other banks decreased $117.5 million from prior quarter and $19.8 million from December 31, 2022.  Deposits, including repurchase agreements, at $4.7 billion decreased $6.5 million, or an annualized 0.6%, from March 31, 2023 but increased $104.1 million, or an annualized 4.5%, from December 31, 2022.

Shareholders’ equity at June 30, 2023 was $660.1 million, a $3.3 million, or an annualized 2.0%, increase from the $656.8 million at March 31, 2023 and a $32.1 million, or an annualized 10.3%, increase from the $628.0 million at December 31, 2022, as unrealized losses on our securities portfolio continue to impact equity.  Net unrealized losses on securities, net of deferred taxes, were $121.3 million at June 30, 2023, compared to $112.4 million at March 31, 2023 and $97.9 million at June 30, 2022.  Management has evaluated the unrealized losses and determined that they were primarily driven by market rates.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of June 30, 2023 was 4.95%.

Loans

(dollars in thousands)		June 30, 2023
Loan Category	Balance	Variance from Prior Year	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$372,981	8.5%	$0	$0	$5,192
Commercial real estate residential	393,309	5.5	53	1,034	3,749
Commercial real estate nonresidential	787,598	3.3	324	1,282	7,797
Dealer floorplans	76,903	(0.8)	0	0	1,157
Commercial other	319,838	2.4	(1,080)	1,030	6,176
Total commercial	1,950,629	4.4	(703)	3,346	24,071

Residential:
Real estate mortgage	883,104	7.0	(79)	7,299	7,884
Home equity	132,033	9.5	(10)	654	1,108
Total residential	1,015,137	7.4	(89)	7,953	8,992

Consumer:
Consumer direct	157,848	0.2	(43)	6	2,563
Consumer indirect	806,081	9.3	(253)	439	12,392
Total consumer	963,929	7.7	(296)	445	14,955

Total loans	$3,929,695	5.9%	$(1,088)	$11,744	$48,018

Total Deposits and Repurchase Agreements

				Percent Change 2Q 2023 Compared to:
(dollars in thousands)	2Q 2023	1Q 2023	YE 2022	1Q 2023	YE 2022
Non-interest bearing deposits	$1,361,078	$1,409,839	$1,394,915	(3.5)%	(2.4)%
Interest bearing deposits
Interest checking	142,542	120,678	112,265	18.1	27.0
Money market savings	1,389,081	1,408,314	1,348,809	(1.4)	3.0
Savings accounts	611,772	642,232	654,380	(4.7)	(6.5)
Time deposits	1,012,187	962,361	915,774	5.2	10.5
Repurchase agreements	229,020	208,777	215,431	9.7	6.3
Total interest bearing deposits and repurchase agreements	3,384,602	3,342,362	3,246,659	1.3	4.2
Total deposits and repurchase agreements	$4,745,680	$4,752,201	$4,641,574	(0.1)%	2.2%

Asset Quality

Our total nonperforming loans decreased to $11.7 million at June 30, 2023 from $12.2 million at March 31, 2023 and $15.3 million at December 31, 2022.  Prior year nonperforming loans, as previously reported, exclude troubled debt restructurings which have been eliminated in the current period due to implementation of Accounting Standard Update 2022-02.  Accruing loans 90+ days past due at $6.4 million increased $0.2 million from prior quarter but decreased $2.1 million from December 31, 2022.  Nonaccrual loans at $5.3 million decreased $0.6 million from prior quarter and $1.5 million from December 31, 2022.  Accruing loans 30-89 days past due at $12.2 million increased $0.4 million from prior quarter but decreased $3.1 million from December 31, 2022.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 85% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

Our level of foreclosed properties at $2.0 million at June 30, 2023 was a $0.8 million decrease from the $2.8 million at March 31, 2023 and a $1.7 million decrease from the $3.7 million at December 31, 2022.  Sales of foreclosed properties for the six months ended June 30, 2023 totaled $1.7 million while new foreclosed properties totaled $0.2 million.  At June 30, 2023, the book value of properties under contracts to sell was $0.7 million; however, the closings had not occurred at quarter-end.

We had net loan charge-offs of $674 thousand, or 0.07% of average loans annualized, for the second quarter 2023 compared to $414 thousand, or 0.04% of average loans annualized, for the first quarter 2023 and $43 thousand, or less than 0.01% of average loans annualized, for the quarter ended June 30, 2022.  Net charge-offs for the six months ended June 30, 2023 were $1.1 million, or 0.06% of average loans annualized, compared to $0.4 million, or 0.02% of average loans annualized, for the six months ended June 30, 2022.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2023	June 15, 2023	$0.440
April 1, 2023	March 15, 2023	$0.440
January 1, 2023	December 15, 2022	$0.440
October 1, 2022	September 15, 2022	$0.440
July 1, 2022	June 15, 2022	$0.400
April 1, 2022	March 15, 2022	$0.400

On July 25, 2023, the Board of Directors of CTBI declared a quarterly cash dividend of $0.46 per share to be paid on October 1, 2023 to shareholders of record on September 15, 2023.  This represents an increase of 4.5% in the quarterly cash dividend.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2023 was 408.9% compared to 382.3% at March 31, 2023 and 300.4% at December 31, 2022.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2023 was 1.22% compared to 1.24% at March 31, 2023 and December 31, 2022.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of June 30, 2023, we had approximately $109.5 million in cash and cash equivalents and approximately $213.5 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $128.7 million and $309.2 million at December 31, 2022.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at June 30, 2023 compared to $0.4 million at December 31, 2022.  As of June 30, 2023, we had a $539.2 million available borrowing position with the Federal Home Loan Bank, compared to $501.0 million at December 31, 2022.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2023 we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $75 million at December 31, 2022.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2023 were deposits with the Federal Reserve of $55.1 million, compared to $72.6 million at December 31, 2022.  At June 30, 2023, we had $3.0 million in federal funds sold; however, we had no federal funds sold as of December 31, 2022.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2023, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 182% of equity capital.  Eighty-three percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended June 30, 2023 of 4.95%.  Shareholders’ equity increased $3.3 million, or an annualized 2.0%, during the quarter and $28.1 million, or 4.4%, from June 30, 2022, as unrealized losses on our securities portfolio continue to impact equity.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.88 per share and $0.80 per share for the six months ended June 30, 2023 and 2022, respectively.  We retained 59.4% of our earnings for the first six months of 2023 compared to 64.3% for the first six months of 2022.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of June 30, 2023 was 13.82%.  CTB’s CBLR ratio as of June 30, 2023 was 13.24%.

As of June 30, 2023, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of June 30, 2023, a total of 2,465,294 shares have been repurchased through this program.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States.  Among other provisions, the IRA imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022.  The impact of this provision will be dependent on the extent of share repurchases made in future periods.

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

Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  For collectively evaluated commercial loans prior to June 30, 2023, CTBI used a static pool methodology based on our risk rating system.  Other homogenous loans such as the residential mortgage and consumer portfolio segments derive their ACL from vintage modeling.  Vintage modeling was chosen primarily because these loans have fixed amortization schedules, and it allows CTBI to track loans from origination to completion, including repayments and prepayments, and captures net charge-offs by the different vintages providing historical loss rates.  These are the two primary models utilized for ACL determination although there are additional models for specific processes in addition.  CTBI’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk grades, external credit ratings or scores, delinquency status, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions.  CTBI developed our models from historical observations capturing a full economic cycle when possible.

During the second quarter ended June 30, 2023, CTBI began using a third party ACL software to calculate reserve estimates.  During the implementation process, discounted cash flow modeling was chosen for all loan segments.  The primary reasons that contributed to this decision were: DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first party data is not available or meaningful.  Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.   See Note 4 to the condensed consolidated financial statements contained herein for information on CTBI’s risk rating system.

CTBI’s expected credit loss models consider historical credit loss experience, peer data, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.  Generally, CTBI considers our forecasts to be reasonable and supportable for a period of up to one year from the estimation date.  For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information.  CTBI evaluates the length of our reasonable and supportable forecast period, our reversion period, and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.92% over one year and 7.36% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 3.63% over one year and 2.89% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2022.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2023 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosure	Not applicable

Item 5.	Other Information:

	(a) Information required to be disclosed in a report on Form 8-K	None

	(b) Changes to director nomination procedures	None

(c) Insider trading arrangements

During the three months ended June 30, 2023, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2023	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer