Form 10-Q
period 2023-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2023-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Common stock – 17,999,840 shares outstanding at October 31, 2023

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2023	December 31 2022
Assets:
Cash and due from banks	$69,291	$51,306
Interest bearing deposits	149,967	77,380
Cash and cash equivalents	219,258	128,686

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,324,139 and $1,430,605, respectively)	1,135,878	1,256,226
Equity securities at fair value	2,900	2,166
Loans held for sale	0	109

Loans	3,985,019	3,709,290
Allowance for credit losses	(48,719)	(45,981)
Net loans	3,936,300	3,663,309

Premises and equipment, net	44,962	42,633
Operating right-of-use assets	12,929	13,809
Finance right-of-use assets	3,171	3,262
Federal Home Loan Bank stock	7,670	6,676
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	94,019	92,746
Mortgage servicing rights	8,289	8,468
Other real estate owned	2,175	3,671
Deferred tax asset	41,268	39,878
Accrued interest receivable	21,467	19,592
Other assets	34,024	28,463
Total assets	$5,634,932	$5,380,316

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,314,189	$1,394,915
Interest bearing	3,313,703	3,031,228
Total deposits	4,627,892	4,426,143

Repurchase agreements	232,577	215,431
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	340	355
Long-term debt	64,296	57,841
Operating lease liability	13,323	14,160
Finance lease liability	3,478	3,468
Accrued interest payable	8,210	2,237
Other liabilities	31,282	32,134
Total liabilities	4,981,898	4,752,269

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2023 – 17,991,419; 2022 – 17,918,280	89,956	89,591
Capital surplus	230,503	229,012
Retained earnings	473,976	438,596
Accumulated other comprehensive loss, net of tax	(141,401)	(129,152)
Total shareholders’ equity	653,034	628,047

Total liabilities and shareholders’ equity	$5,634,932	$5,380,316

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans, including loans held for sale	$60,156	$43,524	$167,925	$120,925
Interest and dividends on securities
Taxable	6,831	5,830	20,400	15,158
Tax exempt	665	740	2,016	2,264
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	168	175	514	423
Interest on Federal Reserve Bank deposits	1,616	1,105	4,255	1,460
Other, including interest on federal funds sold	63	31	211	54
Total interest income	69,499	51,405	195,321	140,284

Interest expense:
Interest on deposits	21,733	6,648	54,586	13,449
Interest on repurchase agreements and federal funds purchased	2,524	666	6,330	1,256
Interest on advances from Federal Home Loan Bank	954	0	1,004	1
Interest on long-term debt	1,148	555	3,266	1,220
Total interest expense	26,359	7,869	65,186	15,926

Net interest income	43,140	43,536	130,135	124,358
Provision for credit losses	1,871	2,414	4,996	3,366
Net interest income after provision for credit losses	41,269	41,122	125,139	120,992

Noninterest income:
Deposit related fees	7,823	7,629	22,623	21,638
Gains on sales of loans, net	105	235	341	1,351
Trust and wealth management income	3,277	2,989	9,707	9,435
Loan related fees	1,283	1,589	3,325	5,066
Bank owned life insurance	1,108	743	2,701	2,136
Brokerage revenue	452	453	1,188	1,502
Securities gains (losses)	355	(159)	738	(285)
Other noninterest income	1,093	1,200	3,311	3,302
Total noninterest income	15,496	14,679	43,934	44,145

Noninterest expense:
Officer salaries and employee benefits	3,725	4,114	11,451	12,235
Other salaries and employee benefits	14,328	14,432	43,815	42,383
Occupancy, net	2,154	2,259	6,637	6,624
Equipment	721	638	2,161	1,883
Data processing	2,410	2,270	7,096	6,566
Bank franchise tax	406	413	1,244	1,244
Legal fees	234	240	883	889
Professional fees	488	512	1,567	1,614
Advertising and marketing	767	768	2,291	2,179
FDIC insurance	612	360	1,828	1,073
Other real estate owned provision and expense	165	42	345	438
Repossession expense	109	104	438	335
Amortization of limited partnership investments	714	687	1,909	2,167
Other noninterest expense	4,014	4,636	12,097	11,182
Total noninterest expense	30,847	31,475	93,762	90,812

Income before income taxes	25,918	24,326	75,311	74,325
Income taxes	5,290	4,954	15,966	14,954
Net income	20,628	19,372	59,345	59,371

Other comprehensive loss:
Unrealized holding losses on debt securities available-for-sale:
Unrealized holding losses arising during the period	(26,766)	(56,091)	(13,878)	(181,877)
Less: Reclassification adjustments for realized gains (losses) included in net income	0	0	4	(1)
Tax benefit	(6,679)	(14,584)	(1,633)	(47,288)
Other comprehensive loss, net of tax	(20,087)	(41,507)	(12,249)	(134,588)
Comprehensive income (loss)	$541	$(22,135)	$47,096	$(75,217)

Basic earnings per share	$1.15	$1.09	$3.32	$3.33
Diluted earnings per share	$1.15	$1.08	$3.32	$3.33

Weighted average shares outstanding-basic	17,893	17,841	17,882	17,832
Weighted average shares outstanding-diluted	17,904	17,857	17,892	17,844

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125
Net income				20,628		20,628
Other comprehensive loss					(20,087)	(20,087)
Cash dividends declared ($0.46 per share)				(8,230)		(8,230)
Issuance of common stock	7,751	38	241			279
Vesting of restricted stock	(32)	(0)	0			0
Stock-based compensation			319			319
Balance, September 30, 2023	17,991,419	$89,956	$230,503	$473,976	$(141,401)	$653,034

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2022	17,895,181	$89,475	$228,020	$412,484	$(97,929)	$632,050
Net income				19,372		19,372
Other comprehensive loss					(41,507)	(41,507)
Cash dividends declared ($0.44 per share)				(7,850)		(7,850)
Issuance of common stock	6,192	31	225			256
Stock-based compensation			239			239
Balance, September 30, 2022	17,901,373	$89,506	$228,484	$424,006	$(139,436)	$602,560

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				59,345		59,345
Other comprehensive loss					(12,249)	(12,249)
Cash dividends declared ($1.34 per share)				(23,965)		(23,965)
Issuance of common stock	42,473	212	625			837
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(21,409)	(107)	107			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			1,019			1,019
Balance, September 30, 2023	17,991,419	$89,956	$230,503	$473,976	$(141,401)	$653,034

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2021	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				59,371		59,371
Other comprehensive loss					(134,588)	(134,588)
Cash dividends declared ($1.24 per share)				(22,115)		(22,115)
Issuance of common stock	44,758	224	531			755
Issuance of restricted stock	40,438	202	(202)			0
Vesting of restricted stock	(26,904)	(135)	135			0
Stock-based compensation			935			935
Balance, September 30, 2022	17,901,373	$89,506	$228,484	$424,006	$(139,436)	$602,560

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$59,345	$59,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,034	3,843
Deferred taxes	243	306
Stock-based compensation	1,152	1,008
Provision for credit losses	4,996	3,366
Write-downs of other real estate owned and other repossessed assets	230	275
Gains on sale of mortgage loans held for sale	(341)	(1,351)
Securities (gains)/losses	(4)	1
Fair value adjustments in equity securities	(734)	284
Gains on sale of assets, net	(378)	(211)
Proceeds from sale of mortgage loans held for sale	13,271	59,416
Funding of mortgage loans held for sale	(12,821)	(56,476)
Amortization of securities premiums and discounts, net	2,094	4,521
Change in cash surrender value of bank owned life insurance	(1,850)	(1,357)
Changes in lease liabilities	(1,201)	(1,325)
Mortgage servicing rights:
Fair value adjustments	320	(1,247)
New servicing assets created	(141)	(555)
Changes in:
Accrued interest receivable	(1,875)	(1,098)
Other assets	(5,561)	911
Accrued interest payable	5,973	1,485
Other liabilities	(986)	1,247
Net cash provided by operating activities	65,766	72,414

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(9,398)	(178,055)
Proceeds from sales of AFS securities	20,670	0
Proceeds from prepayments, calls, and maturities of AFS securities	93,104	148,494
Change in loans, net	(277,466)	(221,985)
Purchase of premises and equipment	(5,027)	(4,309)
Proceeds from sale and retirement of premises and equipment	349	512
Purchase of Federal Home Loan Bank stock	(994)	0
Proceeds from sale of stock by Federal Home Loan Bank	0	1,463
Proceeds from sale of other real estate owned and repossessed assets	819	955
Additional investment in other real estate owned and repossessed assets	(47)	(73)
Liquidation of cash surrender value of bank owned life insurance	241	0
Proceeds from settlement of bank owned life insurance	336	1
Net cash used in investing activities	(177,413)	(252,997)

Cash flows from financing activities:
Change in deposits, net	201,749	190,776
Change in repurchase agreements and federal funds purchased, net	17,146	(40,965)
Proceeds from Federal Home Loan Bank advances	225,000	20,000
Payments on advances from Federal Home Loan Bank	(225,015)	(20,015)
Payment of finance lease liabilities	0	(18)
Proceeds from long-term debt/other borrowings	6,563	0
Repayment of long-term debt/other borrowings	(108)	0
Issuance of common stock	837	755
Dividends paid	(23,953)	(22,077)
Net cash provided by financing activities	202,219	128,456
Net increase (decrease) in cash and cash equivalents	90,572	(52,127)
Cash and cash equivalents at beginning of period	128,686	311,756
Cash and cash equivalents at end of period	$219,258	$259,629

Supplemental disclosures:
Income taxes paid	$17,628	$12,260
Interest paid	59,213	14,441
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,022	985
Common stock dividends accrued, paid in subsequent quarter	291	286
Real estate acquired in settlement of loans	500	478
Right-of-use assets obtained in exchange for new operating lease liabilities	364	405

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2023, the results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), and changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2022, included in our annual report on Form 10-K.

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

➢        FASB Issues Disclosure Improvements in Response to the SEC’s Disclosure Update and Simplification Initiative – In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements:Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification™.  The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosure requirements with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations.  For entities subject to the SEC’s existing disclosure requirements, such as CTBI, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules.This ASU has no impact on our consolidated financial statements as we have already incorporated the disclosure requirements as required by the SEC.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2023 and December 31, 2022, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2023 and 2022, CTBI held no securities designated as HTM.

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

➢        Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements. During the nine months ended September 30, 2023 and 2022, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Note 2 – Stock-Based Compensation

Restricted stock expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.2 million, respectively, including $45 thousand and $133 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the three and nine months ended September 30, 2022 was $0.3 million and $1.0 million, respectively, including $27 thousand and $73 thousand, respectively, in dividends paid for those periods.  As of September 30, 2023, there was a total of $3.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.2 years. There were no shares of restricted stock granted during the three months ended September 30, 2023 and 2022.  There were 52,865 and 40,438 shares of restricted stock granted during the nine months ended September 30, 2023 and 2022, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, except for the 5,000 management retention restricted stock award granted in April 2022 which will vest at the end of five years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.There were no shares of restricted stock forfeited during the three months ended September 30, 2023, but there were 790 shares of restricted stock forfeited during the nine months ended September 30, 2023.  No shares were forfeited during the three and nine months ended September 30, 2022.

There was no compensation expense related to stock option grants for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first nine months of 2023 or 2022.

Note 3 – Securities

Debt securities are classified into HTM and AFS categories.  HTM securities are those that CTBI has the positive intent and ability to hold to maturity and are reported at amortized cost.  AFS securities are those that CTBI may decide to sell if needed for liquidity, asset-liability management or other reasons.  AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.  As of September 30, 2023 and December 31, 2022, CTBI had no HTM securities.

The amortized cost and fair value of debt securities at September 30, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$387,012	$135	$(35,808)	$351,339
State and political subdivisions	313,867	1	(69,390)	244,478
U.S. government sponsored agency mortgage-backed securities	534,442	0	(82,144)	452,298
Asset-backed securities	88,818	0	(1,055)	87,763
Total available-for-sale securities	$1,324,139	$136	$(188,397)	$1,135,878

The amortized cost and fair value of debt securities at December 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$418,579	$212	$(36,859)	$381,932
State and political subdivisions	326,746	32	(61,676)	265,102
U.S. government sponsored agency mortgage-backed securities	593,917	1	(73,833)	520,085
Asset-backed securities	91,363	0	(2,256)	89,107
Total available-for-sale securities	$1,430,605	$245	$(174,624)	$1,256,226

The amortized cost and fair value of debt securities at September 30, 2023 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$23,805	$23,585
Due after one through five years	372,557	335,324
Due after five through ten years	129,061	106,680
Due after ten years	175,456	130,228
U.S. government sponsored agency mortgage-backed securities	534,442	452,298
Asset-backed securities	88,818	87,763
Total debt securities	$1,324,139	$1,135,878

During the three months ended September 30, 2023, we had an unrealized gain of $355 thousand from the fair value adjustment of equity securities.  During the three months ended September 30, 2022, we had an unrealized loss of $159 thousand from the fair value adjustment of equity securities.

During the nine months ended September 30, 2023, we had a net securities gain of $738 thousand, consisting of a pre-tax gain of $4 thousand realized on sales and calls of AFS securities and an unrealized gain of $734 thousand from the fair value adjustment of equity securities.  During the nine months ended September 30, 2022, we had a net securities loss of $285 thousand, consisting of a pre-tax loss of $1 thousand realized on calls of AFS securities and an unrealized loss of $284 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of September 30, 2023 were $2.9 million, as a result of a $355 thousand increase in the fair value in the third quarter 2023.  The fair value of equity securities decreased $159 thousand in the third quarter 2022.  No equity securities were sold during the nine months ended September 30, 2023 and 2022.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $752.2 million at September 30, 2023 and $725.0 million at December 31, 2022.

The amortized cost of securities sold under agreements to repurchase amounted to $350.2 million at September 30, 2023 and $316.9 million at December 31, 2022.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2023 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30, 2023 was 98.9% compared to 97.4% as of December 31, 2022.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2023 that are not deemed to have credit losses.  As stated above, CTBI had no HTM securities as of September 30, 2023.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$4,781	$(6)	$4,775
State and political subdivisions	25,808	(2,565)	23,243
U.S. government sponsored agency mortgage-backed securities	15,879	(507)	15,372
Asset-backed securities	0	0	0
Total <12 months temporarily impaired AFS securities	46,468	(3,078)	43,390

12 Months or More
U.S. Treasury and government agencies	370,697	(35,802)	334,895
State and political subdivisions	287,629	(66,825)	220,804
U.S. government sponsored agency mortgage-backed securities	518,517	(81,637)	436,880
Asset-backed securities	88,818	(1,055)	87,763
Total ≥12 months temporarily impaired AFS securities	1,265,661	(185,319)	1,080,342

Total
U.S. Treasury and government agencies	375,478	(35,808)	339,670
State and political subdivisions	313,437	(69,390)	244,047
U.S. government sponsored agency mortgage-backed securities	534,396	(82,144)	452,252
Asset-backed securities	88,818	(1,055)	87,763
Total temporarily impaired AFS securities	$1,312,129	$(188,397)	$1,123,732

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2023	December 31 2022
Hotel/motel	$386,067	$343,640
Commercial real estate residential	404,779	372,914
Commercial real estate nonresidential	788,287	762,349
Dealer floorplans	61,920	77,533
Commercial other	315,529	312,422
Commercial loans	1,956,582	1,868,858

Real estate mortgage	916,580	824,996
Home equity lines	139,085	120,540
Residential loans	1,055,665	945,536

Consumer direct	160,712	157,504
Consumer indirect	812,060	737,392
Consumer loans	972,772	894,896

Loans and lease financing	$3,985,019	$3,709,290

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $1.0 million as of September 30, 2023 and as of December 31, 2022, while the unamortized premiums on the indirect lending portfolio totaled $31.1 million as of September 30, 2023 and $28.5 million as of December 31, 2022.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.7% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.1 million at December 31, 2022.  There were no loans held for sale at September 30, 2023.

For periods ended September 30, 2022 and December 31, 2022, CTBI derived our ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.  Qualitative loss factors were based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI determined that twelve months represented a reasonable and supportable forecast period and reverted back to a historical loss rate immediately.  CTBI leveraged economic projections from a reputable and independent third party to form its loss driver forecasts over the twelve-month forecast period.  Other internal and external indicators of economic forecasts were also considered by CTBI when developing the forecast metrics.  CTBI also had an inherent model risk allocation included in our ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  One limitation was the inability to completely identify revolving line of credit within the commercial other segment.

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

The following tables present the balance in the ACL for the periods ended September 30, 2023, December 31, 2022, and September 30, 2022:

	Three Months Ended September 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,192	$611	$0	$0	$5,803
Commercial real estate residential	3,749	66	0	9	3,824
Commercial real estate nonresidential	7,797	181	0	39	8,017
Dealer floorplans	1,157	(314)	0	0	843
Commercial other	6,176	(595)	(195)	159	5,545
Real estate mortgage	7,884	439	(4)	17	8,336
Home equity	1,108	59	(10)	1	1,158
Consumer direct	2,563	157	(148)	41	2,613
Consumer indirect	12,392	1,267	(1,655)	576	12,580
Total	$48,018	$1,871	$(2,012)	$842	$48,719

	Nine Months Ended September 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$632	$0	$0	$5,803
Commercial real estate residential	4,894	(1,132)	(28)	90	3,824
Commercial real estate nonresidential	9,419	(1,765)	(9)	372	8,017
Dealer floorplans	1,776	(933)	0	0	843
Commercial other	5,285	1,376	(1,455)	339	5,545
Real estate mortgage	7,932	470	(99)	33	8,336
Home equity	1,106	71	(23)	4	1,158
Consumer direct	1,694	1,069	(386)	236	2,613
Consumer indirect	8,704	5,208	(3,730)	2,398	12,580
Total	$45,981	$4,996	$(5,730)	$3,472	$48,719

	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$307	$(216)	$0	$5,171
Commercial real estate residential	3,986	951	(92)	49	4,894
Commercial real estate nonresidential	8,884	(154)	(46)	735	9,419
Dealer floorplans	1,436	340	0	0	1,776
Commercial other	4,422	947	(1,082)	998	5,285
Real estate mortgage	7,637	466	(223)	52	7,932
Home equity	866	257	(37)	20	1,106
Consumer direct	1,951	(210)	(609)	562	1,694
Consumer indirect	7,494	2,001	(3,041)	2,250	8,704
Total	$41,756	$4,905	$(5,346)	$4,666	$45,981

	Three Months Ended September 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,844	$39	$0	$0	$4,883
Commercial real estate residential	4,200	651	0	25	4,876
Commercial real estate nonresidential	8,968	617	0	10	9,595
Dealer floorplans	1,477	61	0	0	1,538
Commercial other	4,473	886	(307)	145	5,197
Real estate mortgage	8,179	(338)	(11)	5	7,835
Home equity	887	41	0	12	940
Consumer direct	1,621	(71)	(81)	205	1,674
Consumer indirect	7,695	528	(804)	476	7,895
Total	$42,344	$2,414	$(1,203)	$878	$44,433

	Nine Months Ended September 30, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$19	$(216)	$0	$4,883
Commercial real estate residential	3,986	885	(31)	36	4,876
Commercial real estate nonresidential	8,884	568	0	143	9,595
Dealer floorplans	1,436	102	0	0	1,538
Commercial other	4,422	1,079	(651)	347	5,197
Real estate mortgage	7,637	345	(188)	41	7,835
Home equity	866	79	(24)	19	940
Consumer direct	1,951	(316)	(426)	465	1,674
Consumer indirect	7,494	605	(1,815)	1,611	7,895
Total	$41,756	$3,366	$(3,351)	$2,662	$44,433

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

Reserve requirements remained at 1.22% this quarter.  Management continues to note the continued impact of global uncertainty, the current rate of inflation, the significant rising rate environment, and the fact that there is no immediate end foreseen, and these conditions are now part of qualitative factors noted above.  As in previous quarters an allocation was made for delinquency trends, industry concentrations, supervisory and administration, loan exceptions, and collateral values.

Our provision for credit losses for the quarter increased $0.1 million from prior quarter and $0.5 million from prior year same quarter.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2023 was 375.2%, compared to 408.9% at June 30, 2023 and 324.5% at September 30, 2022.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2023 remained unchanged at 1.22% compared to June 30, 2023 and September 30, 2022.

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	514	313	827
Commercial real estate nonresidential	0	970	1,163	2,133
Commercial other	0	561	379	940
Total commercial loans	0	2,045	1,855	3,900

Real estate mortgage	0	2,678	5,159	7,837
Home equity lines	0	193	468	661
Total residential loans	0	2,871	5,627	8,498

Consumer direct	0	0	29	29
Consumer indirect	0	0	558	558
Total consumer loans	0	0	587	587

Loans and lease financing	$0	$4,916	$8,069	$12,985

	December 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	355	258	613
Commercial real estate nonresidential	0	1,116	1,947	3,063
Commercial other	0	982	369	1,351
Total commercial loans	0	2,453	2,574	5,027

Real estate mortgage	0	4,069	4,929	8,998
Home equity lines	0	291	487	778
Total residential loans	0	4,360	5,416	9,776

Consumer direct	0	0	41	41
Consumer indirect	0	0	465	465
Total consumer loans	0	0	506	506

Loans and lease financing	$0	$6,813	$8,496	$15,309

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2023 and December 31, 2022 (includes loans 90 days past due and still accruing as well):

	September 30, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$386,067	$386,067
Commercial real estate residential	342	737	827	1,906	402,873	404,779
Commercial real estate nonresidential	380	486	1,798	2,664	785,623	788,287
Dealer floorplans	0	0	0	0	61,920	61,920
Commercial other	970	192	698	1,860	313,669	315,529
Total commercial loans	1,692	1,415	3,323	6,430	1,950,152	1,956,582

Real estate mortgage	1,017	3,008	5,976	10,001	906,579	916,580
Home equity lines	635	417	498	1,550	137,535	139,085
Total residential loans	1,652	3,425	6,474	11,551	1,044,114	1,055,665

Consumer direct	537	135	29	701	160,011	160,712
Consumer indirect	3,474	751	558	4,783	807,277	812,060
Total consumer loans	4,011	886	587	5,484	967,288	972,772

Loans and lease financing	$7,355	$5,726	$10,384	$23,465	$3,961,554	$3,985,019

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$343,640	$343,640
Commercial real estate residential	602	225	574	1,401	371,513	372,914
Commercial real estate nonresidential	2,549	395	2,611	5,555	756,794	762,349
Dealer floorplans	0	0	0	0	77,533	77,533
Commercial other	1,029	850	496	2,375	310,047	312,422
Total commercial loans	4,180	1,470	3,681	9,331	1,859,527	1,868,858

Real estate mortgage	869	3,402	7,067	11,338	813,658	824,996
Home equity lines	786	44	740	1,570	118,970	120,540
Total residential loans	1,655	3,446	7,807	12,908	932,628	945,536

Consumer direct	555	126	41	722	156,782	157,504
Consumer indirect	4,407	764	465	5,636	731,756	737,392
Total consumer loans	4,962	890	506	6,358	888,538	894,896

Loans and lease financing	$10,797	$5,806	$11,994	$28,597	$3,680,693	$3,709,290

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.7% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, as well as gross charge-offs year to date, if any, segregated by class of loans and based on last credit decision or year of origination:

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$60,331	$148,174	$28,235	$17,829	$45,797	$42,572	$4,043	$346,981
Watch	2,910	6,873	8,798	4,651	3,387	3,677	0	30,296
OAEM	0	0	6,899	0	0	0	0	6,899
Substandard	0	0	0	0	0	1,130	0	1,130
Doubtful	0	0	0	0	0	761	0	761
Total hotel/motel	63,241	155,047	43,932	22,480	49,184	48,140	4,043	386,067

Commercial real estate residential
Risk rating:
Pass	80,388	98,714	102,817	31,746	12,506	39,286	14,935	380,392
Watch	821	1,895	361	1,717	733	6,548	105	12,180
OAEM	0	0	0	0	0	64	0	64
Substandard	480	601	4,701	830	288	5,243	0	12,143
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	81,689	101,210	107,879	34,293	13,527	51,141	15,040	404,779

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	119,199	143,457	149,481	77,786	63,228	148,356	26,884	728,391
Watch	517	3,870	6,452	9,662	7,541	6,525	487	35,054
OAEM	2,375	19	0	0	0	68	0	2,462
Substandard	1,389	1,435	2,516	4,500	3,121	9,404	0	22,365
Doubtful	0	0	0	0	0	15	0	15
Total commercial real estate nonresidential	123,480	148,781	158,449	91,948	73,890	164,368	27,371	788,287

Commercial real estate nonresidential current period gross charge-offs	0	0	0	(9)	0	0	0	(9)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	61,920	61,920
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	61,920	61,920

Commercial other
Risk rating:
Pass	59,794	50,682	42,666	30,987	5,456	23,384	80,933	293,902
Watch	716	1,268	783	132	261	694	5,899	9,753
OAEM	0	30	0	0	0	0	30	60
Substandard	867	3,995	4,667	920	260	500	605	11,814
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	61,377	55,975	48,116	32,039	5,977	24,578	87,467	315,529

Commercial other current period gross charge-offs	(516)	(632)	(154)	(17)	(90)	(46)	0	(1,455)

Commercial loans
Risk rating:
Pass	319,712	441,027	323,199	158,348	126,987	253,598	188,715	1,811,586
Watch	4,964	13,906	16,394	16,162	11,922	17,444	6,491	87,283
OAEM	2,375	49	6,899	0	0	132	30	9,485
Substandard	2,736	6,031	11,884	6,250	3,669	16,277	605	47,452
Doubtful	0	0	0	0	0	776	0	776
Total commercial loans	$329,787	$461,013	$358,376	$180,760	$142,578	$288,227	$195,841	$1,956,582

Total commercial loans current period gross charge-offs	$(516)	$(632)	$(182)	$(26)	$(90)	$(46)	$0	$(1,492)

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$145,262	$36,002	$17,742	$54,328	$13,178	$35,179	$545	$302,236
Watch	7,921	8,996	5,523	3,453	0	13,555	0	39,448
OAEM	0	0	0	0	0	1,956	0	1,956
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	153,183	44,998	23,265	57,781	13,178	50,690	545	343,640

Commercial real estate residential
Risk rating:
Pass	119,826	110,963	38,423	15,467	10,492	36,307	14,297	345,775
Watch	1,474	898	1,675	848	2,136	7,015	152	14,198
OAEM	0	0	0	39	0	0	29	68
Substandard	182	4,289	1,878	346	3,639	2,539	0	12,873
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	121,482	116,150	41,976	16,700	16,267	45,861	14,478	372,914

Commercial real estate nonresidential
Risk rating:
Pass	175,220	171,311	80,932	70,848	44,099	137,575	23,166	703,151
Watch	3,331	5,765	10,090	2,178	1,962	10,022	1,550	34,898
OAEM	19	0	0	0	0	90	0	109
Substandard	1,939	2,537	4,877	3,135	508	10,865	25	23,886
Doubtful	0	0	0	0	0	305	0	305
Total commercial real estate nonresidential	180,509	179,613	95,899	76,161	46,569	158,857	24,741	762,349

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	77,153	77,153
Watch	0	0	0	0	0	0	380	380
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,533	77,533

Commercial other
Risk rating:
Pass	78,846	60,550	34,841	8,922	2,333	23,961	77,355	286,808
Watch	1,622	393	604	217	159	780	6,402	10,177
OAEM	30	0	0	0	0	0	30	60
Substandard	6,090	5,489	885	356	143	758	952	14,673
Doubtful	466	129	0	109	0	0	0	704
Total commercial other	87,054	66,561	36,330	9,604	2,635	25,499	84,739	312,422

Commercial loans
Risk rating:
Pass	519,154	378,826	171,938	149,565	70,102	233,022	192,516	1,715,123
Watch	14,348	16,052	17,892	6,696	4,257	31,372	8,484	99,101
OAEM	49	0	0	39	0	2,046	59	2,193
Substandard	8,211	12,315	7,640	3,837	4,290	14,162	977	51,432
Doubtful	466	129	0	109	0	305	0	1,009
Total commercial loans	$542,228	$407,322	$197,470	$160,246	$78,649	$280,907	$202,036	$1,868,858

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$8,194	$130,230	$138,424
Nonperforming	0	0	0	0	0	460	201	661
Total home equity lines	0	0	0	0	0	8,654	130,431	139,085

Home equity lines current period gross charge-offs						(23)	0	(23)

Mortgage loans
Performing	154,430	169,909	164,008	122,622	57,895	239,879	0	908,743
Nonperforming	85	110	248	192	636	6,566	0	7,837
Total mortgage loans	154,515	170,019	164,256	122,814	58,531	246,445	0	916,580

Mortgage loans current period gross charge-offs	0	0	(47)	0	(1)	(51)	0	(99)

Residential loans
Performing	154,430	169,909	164,008	122,622	57,895	248,073	130,230	1,047,167
Nonperforming	85	110	248	192	636	7,026	201	8,498
Total residential loans	154,515	170,019	164,256	122,814	58,531	255,099	130,431	1,055,665

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(1)	$(74)	$0	$(122)

Consumer direct loans
Performing	$52,926	$40,153	$28,867	$17,302	$8,126	$13,309	$0	$160,683
Nonperforming	22	7	0	0	0	0	0	29
Total consumer direct loans	52,948	40,160	28,867	17,302	8,126	13,309	0	160,712

Total consumer direct loans current period gross charge-offs	(13)	(229)	(72)	(33)	(25)	(14)	0	(386)

Consumer indirect loans
Performing	291,394	276,030	122,173	78,939	28,370	14,596	0	811,502
Nonperforming	64	280	163	27	6	18	0	558
Total consumer indirect loans	291,458	276,310	122,336	78,966	28,376	14,614	0	812,060

Total consumer indirect loans current period gross charge-offs	(213)	(1,568)	(1,375)	(370)	(94)	(110)	0	(3,730)

Consumer loans
Performing	344,320	316,183	151,040	96,241	36,496	27,905	0	972,185
Nonperforming	86	287	163	27	6	18	0	587
Total consumer loans	344,406	316,470	151,203	96,268	36,502	27,923	$0	972,772

Total consumer loans current period gross charge-offs	$(226)	$(1,797)	$(1,447)	$(403)	$(119)	$(124)	$0	$(4,116)

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,195	$109,567	$119,762
Nonperforming	0	0	0	0	0	502	276	778
Total home equity lines	0	0	0	0	0	10,697	109,843	120,540

Mortgage loans
Performing	176,736	177,469	132,795	62,415	30,473	236,110	0	815,998
Nonperforming	0	282	98	791	422	7,405	0	8,998
Total mortgage loans	176,736	177,751	132,893	63,206	30,895	243,515	0	824,996

Residential loans
Performing	176,736	177,469	132,795	62,415	30,473	246,305	109,567	935,760
Nonperforming	0	282	98	791	422	7,907	276	9,776
Total residential loans	$176,736	$177,751	$132,893	$63,206	$30,895	$254,212	$109,843	$945,536

Consumer direct loans
Performing	$62,239	$42,014	$23,921	$11,166	$6,766	$11,357	$0	$157,463
Nonperforming	25	11	5	0	0	0	0	41
Total consumer direct loans	62,264	42,025	23,926	11,166	6,766	11,357	0	157,504

Consumer indirect loans
Performing	371,079	168,513	116,267	45,748	26,247	9,073	0	736,927
Nonperforming	65	251	96	30	1	22	0	465
Total consumer indirect loans	371,144	168,764	116,363	45,778	26,248	9,095	0	737,392

Consumer loans
Performing	433,318	210,527	140,188	56,914	33,013	20,430	0	894,390
Nonperforming	90	262	101	30	1	22	0	506
Total consumer loans	$433,408	$210,789	$140,289	$56,944	$33,014	$20,452	$0	$894,896

* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $2.8 million at September 30, 2023.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings had resumed with restricted parameters was $3.3  million at December 31, 2022.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the allowance for credit losses, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,029	$0
Commercial real estate residential	2	5,116	0
Commercial real estate nonresidential	6	11,633	0
Commercial other	2	6,201	0
Total collateral dependent loans	12	$30,979	$0

	December 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,168	$0
Commercial real estate residential	4	7,786	0
Commercial real estate nonresidential	8	14,718	200
Commercial other	2	8,926	1,000
Total collateral dependent loans	15	$32,598	$1,200

	September 30, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,181	$0
Commercial real estate residential	3	5,820	0
Commercial real estate nonresidential	9	16,720	350
Commercial other	2	9,185	1,000
Total collateral dependent loans	15	$32,906	$1,350

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. The two loans listed in the commercial other segment at September 30, 2023 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Those loans, segregated by class of loans and concession granted, are presented below for the three months ended September 30, 2023:
	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at September 30, 2023	% of total	Amortized Cost at September 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	269	0.07	196	0.05
Commercial real estate nonresidential	0	0.00	1,883	0.24
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	164	0.05
Commercial loans	269	0.01	2,243	0.11

Real estate mortgage	0	0.00	1,362	0.15
Home equity lines	0	0.00	224	0.16
Residential loans	0	0.00	1,586	0.15

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	0	0.00

Loans and lease financing	$269	0.01%	$3,829	0.10%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at September 30, 2023	% of total	Amortized Cost at September 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	81	0.03
Commercial loans	0	0.00	81	0.00

Real estate mortgage	661	0.07	0	0.00
Home equity lines	49	0.04	0	0.00
Residential loans	710	0.07	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	0	0.00

Loans and lease financing	$710	0.02%	$81	0.00%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact

Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 2 years to life of the loans

Commercial real estate nonresidential		Added a weighted-average 0.2 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 0.8 years to life of the loans

Real estate mortgage		Added a weighted-average 1 years to life of the loans

Home equity lines		Added a weighted-average 4.9 years to life of the loans

Consumer direct

Consumer indirect

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact

Hotel/motel

Commercial real estate residential

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.8% to 5.7% and increased the weighted-average life by 13.1 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.9% to 8.3% and increased the weighted-average life by 8.2 years

Consumer direct

Consumer indirect

Those loans, segregated by class of loans and concession granted, are presented below for the nine months ended September 30, 2023:

	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at September 30, 2023	% of total	Amortized Cost at September 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	537	0.13	1,587	0.39
Commercial real estate nonresidential	4,542	0.58	5,297	0.67
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,524	0.48
Commercial loans	5,079	0.26	8,408	0.43

Real estate mortgage	58	0.01	4,373	0.48
Home equity lines	0	0.00	250	0.18
Residential loans	58	0.01	4,623	0.44

Consumer direct	0	0.00	192	0.12
Consumer indirect	0	0.00	394	0.05
Consumer loans	0	0.00	586	0.06

Loans and lease financing	$5,137	0.13%	$13,617	0.34%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at September 30, 2023	% of total	Amortized Cost at September 30, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	44	0.01	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	130	0.04
Commercial loans	44	0.00	130	0.01

Real estate mortgage	1,085	0.12	0	0.00
Home equity lines	126	0.09	0	0.00
Residential loans	1,211	0.11	0	0.00

Consumer direct	0	0.00	19	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	19	0.00

Loans and lease financing	$1,255	0.03%	$149	0.00%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.8%	Added a weighted-average 0.6 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 0.1 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 1.4 years to life of the loans

Real estate mortgage	Resulted in no change of the weighted average contractual interest rate of 3.0%	Added a weighted-average 2.3 years to life of the loans

Home equity lines		Added a weighted-average 5.8 years to life of the loans

Consumer direct		Removed a weighted-average 0.7 years from life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.8% to 6.5% and increased the weighted-average life by 0.3 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.3% to 5.9% and increased the weighted-average life by 12.4 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.4% to 8.1% and increased the weighted-average life by 9.4 years

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

 Presented  below, segregated by class of loans, are TDRs that occurred during the three and nine months ended September 30, 2022 and the year ended December 31, 2022:

	Three Months Ended September 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$318	$0	$318
Commercial real estate nonresidential	1	190	0	190
Commercial other	1	5,222	0	5,222
Total commercial loans	4	5,730	0	5,730

Real estate mortgage	2	288	393	681
Total residential loans	2	288	393	681

Total troubled debt restructurings	6	$6,018	$393	$6,411

	Three Months Ended September 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	2	$318	0	$318
Commercial real estate nonresidential	1	189	0	189
Commercial other	1	5,222	0	5,222
Total commercial loans	4	5,729	0	5,729

Real estate mortgage	2	288	393	681
Total residential loans	2	288	393	681

Total troubled debt restructurings	6	$6,017	$393	$6,410

	Nine Months Ended September 30, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	4	$472	$0	$472
Commercial real estate nonresidential	3	435	0	435
Commercial other	10	11,748	0	11,748
Total commercial loans	17	12,655	0	12,655

Real estate mortgage	5	593	1,309	1,902
Total residential loans	5	593	1,309	1,902

Total troubled debt restructurings	22	$13,248	$1,309	$14,557

	Nine Months Ended September 30, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Total Modification
Commercial real estate residential	4	$472	$0	$472
Commercial real estate nonresidential	3	433	0	433
Commercial other	10	11,747	0	11,747
Total commercial loans	17	12,652	0	12,652

Real estate mortgage	5	593	1,309	1,902
Total residential loans	5	593	1,309	1,902

Total troubled debt restructurings	22	$13,245	$1,309	$14,554

	Year Ended December 31, 2022
	Pre-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$659	$0	$66	$725
Commercial real estate nonresidential	8	1,206	0	118	1,324
Hotel/motel	0	0	0	0	0
Commercial other	22	12,812	0	66	12,878
Total commercial loans	36	14,677	0	250	14,927

Real estate mortgage	5	593	1,309	0	1,902
Total residential loans	5	593	1,309	0	1,902

Total troubled debt restructurings	41	$15,270	$1,309	$250	$16,829

	Year Ended December 31, 2022
	Post-Modification Outstanding Balance
(in thousands)	Number of Loans	Term Modification	Combination	Other	Total Modification
Commercial real estate residential	6	$659	$0	$66	$725
Commercial real estate nonresidential	8	1,342	0	118	1,460
Hotel/motel	0	0	0	0	0
Commercial other	22	12,811	0	66	12,877
Total commercial loans	36	14,812	0	250	15,062

Real estate mortgage	5	593	1,309	0	1,902
Total residential loans	5	593	1,309	0	1,902

Total troubled debt restructurings	41	$15,405	$1,309	$250	$16,964

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

	Past Due Status (Amortized Cost Basis)
	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	2,122	44	0	0
Commercial real estate nonresidential	9,813	0	26	0
Dealer floorplans	0	0	0	0
Commercial other	1,060	320	345	264
Real estate mortgage	3,935	1,442	139	349
Home equity lines	519	100	0	22
Consumer direct	207	3	0	0
Consumer indirect	366	29	0	0
Total	$18,022	$1,938	$510	$635

The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were five loans to borrowers experiencing financial difficulty that subsequently defaulted during the quarter ended September 30, 2023, and nine loans to borrowers experiencing financial difficulty that subsequently defaulted during the nine months ended September 30, 2023.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of September 30, 2023 and December 31, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.5 million and $0.7 million, respectively.
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2023	2022	2023	2022
Beginning balance of other real estate owned	$2,047	$1,954	$3,671	$3,486
New assets acquired	325	34	500	478
Capitalized costs	7	0	46	73
Fair value adjustments	(124)	(6)	(230)	(275)
Sale of assets	(80)	(118)	(1,812)	(1,898)
Ending balance of other real estate owned	$2,175	$1,864	$2,175	$1,864

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2023 and 2022 were $0.2 million and $42 thousand, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2023 and 2022 were $0.3 million and $0.4 million, respectively.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2023	December 31 2022
1-4 family	$774	$859
Construction/land development/other	683	867
Non-farm/non-residential	718	1,945
Total foreclosed properties	$2,175	$3,671

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $294.7 million and $273.8 million at September 30, 2023 and December 31, 2022, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022 is presented in the following tables:

	September 30, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$20,374	$0	$39	$24,256	$44,669
State and political subdivisions	103,232	0	1,760	7,430	112,422
U.S. government sponsored agency mortgage-backed securities	21,527	0	559	51,865	73,951
Asset-backed securities	1,535	0	0	0	1,535
Total	$146,668	$0	$2,358	$83,551	$232,577

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,679	$34	$2,979	$1,832	$26,524
State and political subdivisions	96,627	466	9,634	2,140	108,867
U.S. government sponsored agency mortgage-backed securities	17,964	0	52,387	9,385	79,736
Asset-backed securities	304	0	0	0	304
Total	$136,574	$500	$65,000	$13,357	$215,431

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$351,339	$331,200	$20,139	$0
State and political subdivisions	244,478	0	244,478	0
U.S. government sponsored agency mortgage-backed securities	452,298	0	452,298	0
Asset-backed securities	87,763	0	87,763	0
Equity securities at fair value	2,900	0	0	2,900
Mortgage servicing rights	8,289	0	0	8,289

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$381,932	$346,265	$35,667	$0
State and political subdivisions	265,102	0	265,102	0
U.S. government sponsored agency mortgage-backed securities	520,085	0	520,085	0
Asset-backed securities	89,107	0	89,107	0
Equity securities at fair value	2,166	0	0	2,166
Mortgage servicing rights	8,468	0	0	8,468

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of September 30, 2023 and December 31, 2022. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of September 30, 2023 and December 31, 2022, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,545	$8,230	$2,128	$8,220
Total unrealized gains (losses)
Included in net income	355	155	(159)	504
Issues	0	45	0	103
Settlements	0	(141)	0	(251)
Ending balance	$2,900	$8,289	$1,969	$8,576

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$355	$155	$(159)	$504

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,166	$8,468	$2,253	$6,774
Total unrealized gains (losses)
Included in net income	734	21	(284)	1,955
Issues	0	141	0	555
Settlements	0	(341)	0	(708)
Ending balance	$2,900	$8,289	$1,969	$8,576

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$734	$21	$(284)	$1,955

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2023	2022	2023	2022
Total gains	$369	$94	$414	$963

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Other real estate owned	$623	$0	$0	$623

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,703	$0	$0	$2,703
Other real estate owned	570	0	0	570

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  There were no collateral dependent loans as of September 30, 2023.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy. Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on OREO disclosed above were $124 thousand for the quarter ended September 30, 2023, $188 thousand for the nine months ended September 30, 2023, and $152 thousand for the year ended December 31, 2022.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2023 and December 31, 2022.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,900	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$8,289	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.2%)
			Probability of default	0.0% - 66.7% (0.8%)
			Discount rate	9.5% - 12.0% (10.0%)

Other real estate owned	$623	Market comparable properties	Comparability adjustments	10.0% - 27.3% (14.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,166	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,468	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 28.0% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$2,703	Market comparable properties	Marketability discount	52.0% - 52.0% (52.0%)

Other real estate owned	$570	Market comparable properties	Comparability adjustments	10.0% - 30.6% (10.9%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date. The most recent conversion rate of 1.5875 and the most recent dividend rate of 0.7144 were used to derive the fair value estimate. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2023 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2023 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2023 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$219,258	$219,258	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,135,878	331,200	804,678	0
Equity securities at fair value	2,900	0	0	2,900
Loans held for sale	0	0	0	0
Loans, net	3,936,300	0	0	3,753,898
Federal Home Loan Bank stock	7,670	0	7,670	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	21,467	0	21,467	0

Financial liabilities:
Deposits	$4,627,892	$1,314,189	$3,325,940	$0
Repurchase agreements	232,577	0	0	232,627
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	340	0	354	0
Long-term debt	64,296	0	0	52,150
Accrued interest payable	8,210	0	8,210	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2023	2022	2023	2022
Numerator:
Net income	$20,628	$19,372	$59,345	$59,371

Denominator:
Basic earnings per share:
Weighted average shares	17,893	17,841	17,882	17,832
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	11	16	10	12
Adjusted weighted average shares	17,904	17,857	17,892	17,844

Earnings per share:
Basic earnings per share	$1.15	$1.09	$3.32	$3.33
Diluted earnings per share	1.15	1.08	3.32	3.33

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2023 and 2022. In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and nine months ended September 30, 2023 and 2022 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Affected line item in the statements of income
Securities gains (losses)	$0	$0	$4	$(1)
Tax expense	0	0	1	0
Total reclassifications out of AOCI	$0	$0	$3	$(1)

Note 11 – Legal Proceedings

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2023, we had total consolidated assets of $5.6 billion and total consolidated deposits, including repurchase agreements, of $4.9 billion.  Total shareholders’ equity at September 30, 2023 was $653.0 million.  Trust assets under management at September 30, 2023 were $3.2 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2023 of $20.6 million, or $1.15 per basic share, compared to $19.4 million, or $1.09 per basic share, earned during the second quarter 2023 and $19.4 million, or $1.09 per basic share, earned during the third quarter 2022.  Total revenue was $0.8 million above prior quarter and $0.4 million above prior year same quarter.  Net interest revenue increased $0.1 million compared to prior quarter but decreased $0.4 million compared to prior year same quarter, and noninterest income increased $0.7 million compared to prior quarter and $0.8 million compared to prior year same quarter.  Our provision for credit losses for the quarter decreased $0.1 million from prior quarter and $0.5 million from prior year third quarter.  Noninterest expense decreased $0.2 million compared to prior quarter and $0.6 million compared to prior year same quarter.  Earnings for the nine months ended September 30, 2023 were $59.3 million, or $3.32 per basic share, compared to $59.4 million, or $3.33 per basic share for the nine months ended September 30, 2022.

Quarterly Highlights

❖
Net interest income for the quarter of $43.1 million was $0.1 million above prior quarter but $0.4 million below prior year same quarter, as our net interest margin decreased 8 basis points from prior quarter and 9 basis points from prior year same quarter.

❖	Provision for credit losses at $1.9 million for the quarter decreased $0.1 million from prior quarter and $0.5 million from prior year same quarter.

❖	Our loan portfolio increased $55.3 million, an annualized 5.6%, from June 30, 2023 and $275.7 million, or an annualized 9.9%, from December 31, 2022.

❖
We had net loan charge-offs of $1.2 million, or 0.12% of average loans annualized, for the third quarter 2023 compared to $0.7 million, or 0.07% of average loans annualized, for the second quarter 2023 and $0.3 million, or 0.04% of average loans annualized, for the quarter ended September 30, 2022.

❖
Our total nonperforming loans increased to $13.0 million at September 30, 2023 from $11.7 million at June 30, 2023 but decreased $2.3 million from $15.3 million at December 31, 2022.  Nonperforming assets at $15.2 million increased $1.4 million from June 30, 2023 but decreased $3.8 million from $19.0 million at December 31, 2022.

❖	Deposits, including repurchase agreements, at $4.9 billion increased $114.8 million, or an annualized 9.6%, from June 30, 2023 and $218.9 million, or an annualized 6.3%, from December 31, 2022.

❖	Shareholders’ equity at $653.0 million decreased $7.1 million, or an annualized 4.3%, during the quarter but increased $25.0 million, or an annualized 5.3%, from December 31, 2022.

❖	Noninterest income for the quarter ended September 30, 2023 of $15.5 million was $0.7 million, or 5.0%, above prior quarter and $0.8 million, or 5.6%, above prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2023 of $30.8 million was $0.2 million, or 0.6%, below prior quarter and $0.6 million, or 2.0%, below prior year same quarter.

Income Statement Review

Nine Months Ended September 30			Change 2023 vs. 2022
(dollars in thousands)	2023	2022	Amount	Percent
Net interest income	$130,135	$124,358	$5,777	4.6%
Provision for credit losses	4,996	3,366	1,630	48.4%
Noninterest income	43,934	44,145	(211)	(0.5)%
Noninterest expense	93,762	90,812	2,950	3.2%
Income taxes	15,966	14,954	1,012	6.8%
Net income	$59,345	$59,371	$(26)	0.0%

Average earning assets	$5,199,072	$5,146,251	$52,821	1.0%

Yield on average earnings assets, tax equivalent*	5.05%	3.66%	1.39%	38.0%
Cost of interest bearing funds	2.52%	0.63%	1.89%	300.0%

Net interest margin, tax equivalent*	3.37%	3.25%	0.12%	3.7%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change
				3Q 2023 Compared to:
($ in thousands)	3Q 2023	2Q 2023	3Q 2022	2Q 2023	3Q 2022	YTD 2023	YTD 2022	Percent Change
Components of net interest income:
Income on earning assets	$69,499	$64,827	$51,405	7.2%	35.2%	$195,321	$140,284	39.2%
Expense on interest bearing liabilities	26,359	21,748	7,869	21.2%	234.9%	65,186	15,926	309.3%
Net interest income	$43,140	$43,079	$43,536	0.1%	(0.9)%	$130,135	$124,358	4.6%
TEQ	298	298	240	0.0%	24.1%	894	707	26.4%
Net interest income, tax equivalent	$43,438	$43,377	$43,776	0.1%	(0.8)%	$131,029	$125,065	4.8%

Average yield and rates paid:
Earning assets yield	5.25%	5.03%	3.97%	4.3%	32.3%	5.05%	3.66%	37.8%
Rate paid on interest bearing liabilities	2.93%	2.54%	0.93%	15.4%	215.4%	2.52%	0.63%	298.1%
Gross interest margin	2.32%	2.49%	3.04%	(7.0)%	(23.7)%	2.53%	3.03%	(16.7)%
Net interest margin	3.27%	3.35%	3.36%	(2.5)%	(2.9)%	3.37%	3.25%	3.7%

Average balances:
Investment securities	$1,178,707	$1,230,556	$1,380,881	(4.2)%	(14.6)%	$1,220,135	$1,438,769	(15.2)%
Loans	$3,952,096	$3,836,446	$3,568,174	3.0%	10.8%	$3,843,441	$3,516,114	9.3%
Earning assets	$5,274,542	$5,189,716	$5,163,624	1.6%	2.1%	$5,199,072	$5,146,251	1.0%
Interest-bearing liabilities	$3,567,343	$3,435,072	$3,359,242	3.9%	6.2%	$3,455,666	$3,361,097	2.8%

Net interest income for the quarter of $43.1 million was $0.1 million above prior quarter but $0.4 million below prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.27% decreased 8 basis points from prior quarter and 9 basis points from prior year same quarter.  Our average earning assets increased $84.8 million from prior quarter and $110.9 million from prior year same quarter.  Our yield on average earning assets increased 22 basis points from prior quarter and 128 basis points from prior year same quarter, and our cost of funds increased 39 basis points from prior quarter and 200 basis points from prior year same quarter.  Our net interest income for the nine months ended September 30, 2023 was $130.1 million compared to $124.4 million for the nine months ended September 30, 2022.

Our ratio of average loans to deposits, including repurchase agreements, was 83.2% for the quarter ended September 30, 2023 compared to 81.2% for the quarter ended June 30, 2023 and 75.4% for the quarter ended September 30, 2022.

Provision for Credit Losses

Our provision for credit losses for the quarter decreased $0.1 million from prior quarter and $0.5 million from prior year same quarter.  Year-to-date provision increased $1.6 million from prior year.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2023 was 375.2% compared to 408.9% at June 30, 2023 and 324.5% at September 30, 2022.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2023 remained at 1.22% from June 30, 2023 and September 30, 2022.

Noninterest Income

				Percent Change
				3Q 2023 Compared to:
($ in thousands)	3Q 2023	2Q 2023	3Q 2022	2Q 2023	3Q 2022	YTD 2023	YTD 2022	Percent Change
Deposit related fees	$7,823	$7,513	$7,629	4.1%	2.5%	$22,623	$21,638	4.6%
Trust revenue	3,277	3,351	2,989	(2.2%)	9.6%	9,707	9,435	2.9%
Gains on sales of loans	105	115	235	(8.8%)	(55.3%)	341	1,351	(74.7%)
Loan related fees	1,283	1,197	1,589	7.2%	(19.3%)	3,325	5,066	(34.4%)
Bank owned life insurance revenue	1,108	735	743	50.7%	49.1%	2,701	2,136	26.5%
Brokerage revenue	452	388	453	16.5%	(0.2%)	1,188	1,502	(20.9%)
Other	1,448	1,457	1,041	(0.6%)	39.1%	4,049	3,017	34.2%
Total noninterest income	$15,496	$14,756	$14,679	5.0%	5.6%	$43,934	$44,145	(0.5%)

Noninterest income for the quarter ended September 30, 2023 of $15.5 million was $0.7 million, or 5.0%, above prior quarter and $0.8 million, or 5.6%, above prior year same quarter.  The quarter over quarter increase included a $0.3 million increase in deposit related fees, a $0.2 million increase in securities gains, and a $0.4 million increase in bank owned life insurance. The year over year increase included a $0.2 million increase in deposit related fees, a $0.3 million increase in trust revenue, a $0.5 million increase in securities gains, and a $0.4 million increase in bank owned life insurance partially offset by a $0.1 million decline in gains on sales of loans and a $0.3 million decline in loan related fees resulting from the fluctuation in the fair market value of our mortgage servicing rights.  Noninterest income for the first nine months of 2023 was $43.9 million compared to $44.1 million for the nine months ended September 30, 2022.

Noninterest Expense

				Percent Change
				3Q 2023Compared to:
($ in thousands)	3Q 2023	2Q 2023	3Q 2022	2Q 2023	3Q 2022	YTD 2023	YTD 2022	Percent Change
Salaries	$12,755	$12,732	$12,537	0.2%	1.7%	$38,120	$36,495	4.5%
Employee benefits	5,298	5,573	6,009	(4.9%)	(11.8%)	17,146	18,123	(5.4%)
Net occupancy and equipment	2,875	2,895	2,897	(0.7%)	(0.8%)	8,798	8,507	3.4%
Data processing	2,410	2,383	2,270	1.1%	6.2%	7,096	6,566	8.1%
Legal and professional fees	722	912	752	(20.8%)	(3.9%)	2,450	2,503	(2.1%)
Advertising and marketing	767	704	768	9.0%	(0.1%)	2,291	2,180	5.1%
Taxes other than property and payroll	420	433	422	(3.1%)	(0.4%)	1,285	1,274	0.9%
Net other real estate owned expense	165	61	42	169.9%	292.9%	345	438	(21.2%)
Other	5,435	5,332	5,778	1.9%	(5.9%)	16,231	14,726	10.2%
Total noninterest expense	$30,847	$31,025	$31,475	(0.6%)	(2.0%)	$93,762	$90,812	3.2%

Noninterest expense for the quarter ended September 30, 2023 of $30.8 million was $0.2 million, or 0.6%, below prior quarter and $0.6 million, or 2.0%, below prior year same quarter.  The decrease in noninterest expense quarter over quarter included a $0.3 million decrease in personnel expense.  The decrease in personnel expense included a $0.7 million decrease in group medical and life insurance partially offset by a $0.4 million increase in bonuses and incentives.  The decrease year over year was primarily a decrease in personnel costs of $0.5 million which included a $0.6 million decrease in bonuses and incentives, and a $0.1 million decrease in group medical and life insurance, partially offset by a $0.2 million increase in salary expense.  Noninterest expense for the first nine months of 2023 was $93.8 million compared to $90.8 million for the nine months ended September 30, 2022.

Balance Sheet Review

CTBI’s total assets at September 30, 2023 of $5.6 billion increased $114.1 million, or 8.2% annualized, from June 30, 2023 and $254.6 million, or an annualized 6.3%, from December 31, 2022.  Loans outstanding at September 30, 2023 were $4.0 billion, an increase of $55.3 million, or an annualized 5.6%, from June 30, 2023 and $275.7 million, or an annualized 9.9%, from December 31, 2022.  The increase in loans from prior quarter included a $6.0 million increase in the commercial loan portfolio, a $40.5 million increase in the residential loan portfolio, a $6.0 million increase in the indirect consumer loan portfolio, and a $2.8 million increase in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $65.0 million, or an annualized 21.4%, from June 30, 2023 and $120.3 million, or an annualized 12.8%, from December 31, 2022.  Deposits in other banks increased $92.3 million from prior quarter and $72.6 million from December 31, 2022.  Deposits, including repurchase agreements, at $4.9 billion increased $114.8 million, or an annualized 9.6%, from June 30, 2023 and $218.9 million, or an annualized 6.3%, from December 31, 2022.

Shareholders’ equity at September 30, 2023 was $653.0 million, a $7.1 million, or an annualized 4.3%, decrease from the $660.1 million at June 30, 2023 but a $25.0 million, or an annualized 5.3%, increase from the $628.0 million at December 31, 2022, as unrealized losses on our securities portfolio continue to impact equity.  Net unrealized losses on securities, net of deferred taxes, were $141.4 million at September 30, 2023, compared to $121.3 million at June 30, 2023 and $139.4 million at September 30, 2022.  Management has evaluated the unrealized losses and determined that they were primarily driven by market rates.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of September 30, 2023 was 5.37%.

Loans

(dollars in thousands)	September 30, 2023
Loan Category	Balance	Variance from December 31, 2022	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$386,067	12.3%	$0	$0	$5,803
Commercial real estate residential	404,779	8.5	62	827	3,824
Commercial real estate nonresidential	788,287	3.4	363	2,133	8,017
Dealer floorplans	61,920	(20.1)	0	0	843
Commercial other	315,529	1.0	(1,116)	940	5,545
Total commercial	1,956,582	4.7	(691)	3,900	24,032

Residential:
Real estate mortgage	916,580	11.1	(66)	7,837	8,336
Home equity	139,085	15.4	(19)	661	1,158
Total residential	1,055,665	11.6	(85)	8,498	9,494

Consumer:
Consumer direct	160,712	2.0	(150)	29	2,613
Consumer indirect	812,060	10.1	(1,332)	558	12,580
Total consumer	972,772	8.7	(1,482)	587	15,193

Total loans	$3,985,019	7.4%	$(2,258)	$12,985	$48,719

Total Deposits and Repurchase Agreements

				Percent Change 3Q 2023 Compared to:
(dollars in thousands)	3Q 2023	2Q 2023	YE 2022	2Q 2023	YE 2022
Non-interest bearing deposits	$1,314,189	$1,361,078	$1,394,915	(3.4)%	(5.8)%
Interest bearing deposits
Interest checking	125,107	142,542	112,265	(12.2)%	11.4%
Money market savings	1,412,679	1,389,081	1,348,809	1.7%	4.7%
Savings accounts	556,820	611,772	654,380	(9.0)%	(14.9)%
Time deposits	1,219,097	1,012,187	915,774	20.4%	33.1%
Repurchase agreements	232,577	229,020	215,431	1.6%	8.0%
Total interest bearing deposits and repurchase agreements	3,546,280	3,384,602	3,246,659	4.8%	9.2%
Total deposits and repurchase agreements	$4,860,469	$4,745,680	$4,641,574	2.4%	4.7%

Asset Quality

Our total nonperforming loans increased to $13.0 million at September 30, 2023 from $11.7 million at June 30, 2023 but decreased $2.3 million from the $15.3 million at December 31, 2022.  Prior year nonperforming loans, as previously reported, exclude troubled debt restructurings which have been eliminated in the current period due to implementation of Accounting Standard Update 2022-02.  Accruing loans 90+ days past due at $8.1 million increased $1.7 million from prior quarter but decreased $0.4 million from December 31, 2022.  Nonaccrual loans at $4.9 million decreased $0.4 million from prior quarter and $1.9 million from December 31, 2022.  Accruing loans 30-89 days past due at $12.1 million decreased $0.1 million from prior quarter and $3.2 million from December 31, 2022.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 96% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 83% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

Our level of foreclosed properties at $2.2 million at September 30, 2023 was a $0.2 million increase from the $2.0 million at June 30, 2023 and a $1.5 million decrease from the $3.7 million at December 31, 2022.  Sales of foreclosed properties for the nine months ended September 30, 2023 totaled $1.8 million while new foreclosed properties totaled $0.5 million.  At September 30, 2023, the book value of properties under contracts to sell was $0.8 million; however, the closings had not occurred at quarter-end.

We had net loan charge-offs of $1.2 million, or 0.12% of average loans annualized, for the third quarter 2023 compared to $674 thousand, or 0.07% of average loans annualized, for the second quarter 2023 and $325 thousand, or 0.04% of average loans annualized, for the quarter ended September 30, 2022.  Net charge-offs for the nine months ended September 30, 2023 were $2.3 million, or 0.08% of average loans annualized, compared to $0.7 million, or 0.03% of average loans annualized, for the nine months ended September 30, 2022.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2023	September 15, 2023	$0.46
July 1, 2023	June 15, 2023	$0.44
April 1, 2023	March 15, 2023	$0.44
January 1, 2023	December 15, 2022	$0.44
October 1, 2022	September 15, 2022	$0.44
July 1, 2022	June 15, 2022	$0.40

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits. As of September 30, 2023, we had approximately $219.3 million in cash and cash equivalents and approximately $163.3 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $128.7 million and $309.2 million at December 31, 2022.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at September 30, 2023 compared to $0.4 million at December 31, 2022.  As of September 30, 2023, we had a $478.9 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2023 we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $75 million at December 31, 2022.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2023 were deposits with the Federal Reserve of $148.0 million, compared to $72.6 million at December 31, 2022.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2023, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 174% of equity capital.  Eighty-six percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended September 30, 2023 of 5.37%.  Shareholders’ equity decreased $7.1 million, or an annualized 4.3%, during the quarter but increased $50.5 million, or 8.4%, from September 30, 2022, as unrealized losses on our securities portfolio continue to impact equity.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.34 per share and $1.24 per share for the nine months ended September 30, 2023 and 2022, respectively.  We retained 59.6% of our earnings for the first nine months of 2023 compared to 62.8% for the first nine months of 2022.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of September 30, 2023 was 13.78%.  CTB’s CBLR ratio as of September 30, 2023 was 13.32%.

As of September 30, 2023, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of September 30, 2023, a total of 2,465,294 shares have been repurchased through this program.

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

Beginning in the second quarter ended June 30, 2023, CTBI uses a third party ACL software to calculate reserve estimates.  During the implementation process, discounted cash flow modeling was chosen for all loan segments.  The primary reasons that contributed to this decision were: DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first party data is not available or meaningful.  Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.   See Note 4 to the condensed consolidated financial statements contained herein for information on CTBI’s risk rating system.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 3.98% over one year and 9.60% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.74% over one year and 3.13% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  As of the end of the period covered by this report, an evaluation was carried out by CTBI’s management, with the participation of our Vice Chairman, President, and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2023 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

During the three months ended September 30, 2023, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2023	By:

/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer