Form 10-K
period 2023-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2024-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2023
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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2023 was $612.5 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2024 was 18,020,849.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2024.

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

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company registered with the Board of Governors of the Federal Reserve System pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended.  CTBI was incorporated August 12, 1980, under the laws of the Commonwealth of Kentucky for the purpose of becoming a bank holding company.  Currently, CTBI owns all the capital stock of one commercial bank and one trust company, serving small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  The commercial bank is Community Trust Bank, Inc., Pikeville, Kentucky (“CTB”) and the trust company is Community Trust and Investment Company, Lexington, Kentucky (“CTIC”).

At December 31, 2023, CTBI had total consolidated assets of $5.8 billion and total consolidated deposits, including repurchase agreements, of $4.9 billion.  Total shareholders’ equity at December 31, 2023 was $702.2 million.  Trust assets under management at December 31, 2023 were $3.4 billion, including CTB’s investment portfolio totaling $1.2 billion.

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

CTBI has supported numerous community organizations through financing projects for affordable housing, economic development, and revitalization of distressed and underserved areas.  CTB’s community development lending totaled over $43 million for the year 2023.  Also, during 2023, CTBI made contributions totaling over $807 thousand to aid low and moderate income families and communities and encourage economic development.  Our employees served over 1,500 hours throughout the year with organizations that provide affordable housing and other services to low and moderate income families and encourage economic development for small businesses and farms.

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

As of December 31, 2023, CTBI and our subsidiaries had 967 full-time equivalent employees.  Females comprise 76% of our workforce, and 60% of our managerial positions (supervisor or above) are held by females.  This includes 65% of our branch managers, 29% of our market presidents, and 32% of our senior vice presidents.  At the time of this filing, our Board of Directors is 25% female.

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

We have actively supported our employees with a wellness program for the past 20 years.  Since beginning the program in 2004, participating employees have experienced improvements in preventing cardiovascular disease, cancer, and diabetes.  Many of our employees have experienced decreases in elevated medical risk factors, including alcohol consumption, tobacco usage, physical inactivity, high stress, high cholesterol, and high blood pressure.

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

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB. CTBI’s CBLR ratio as of December 31, 2023 was 13.69%.  CTB’s CBLR ratio as of December 31, 2023 was 13.22%.

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

Our loan portfolio is concentrated primarily in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Our profits depend on providing products and services to clients in these local regions.  Although unemployment rates in many of our markets have decreased, they remain above the national average.  Increases in unemployment, decreases in real estate values, or increases in interest rates could weaken the local economies in which we operate.  These economic indicators typically affect certain industries, such as real estate and financial services, more significantly.  Also, our growth within certain of our markets may be adversely affected by inconsistent access to high speed internet and the lack of population and business growth in such markets in recent years.  Weakness in our market area could depress our earnings and consequently our financial condition because:
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

We may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that adversely affects general commercial activity, the global economy (including the states and local economies in which we operate), and financial markets.  For example, the spread of COVID-19, which was identified as a pandemic by the World Health Organization and declared a national emergency in the United States, created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the states and local economies in which we conduct nearly all of our business.

The resurgence of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in us having to close certain offices and may require us to limit how customers conduct business through our branch network.  If our employees are required to work remotely, we may be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.  Furthermore, our business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines, or other government actions.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the resurgence of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment, and general economic and financial instability.  An economic slow-down, or the reversal of the economic recovery, in the regions in which we conduct our business could result in declines in loan demand and collateral values.  Furthermore, negative impacts on our customers caused by such a health crisis, including the resurgence of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.  Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic, or another infectious disease outbreak may include decreased interest rates, which could adversely impact our interest margins and may lead to decreases in our net interest income.

The extent to which a widespread health crisis  may impact our business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such an epidemic, a pandemic or another infections disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume.  Moreover, the effects of a widespread health crisis may heighten many of the other risks described in this “Risk Factors” section.  As a result, the negative effects on our business, results of operations, and financial condition from an epidemic, a pandemic, or another infectious disease outbreak, including the resurgence of the COVID-19 pandemic, could be material.

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

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2023, commercial real estate residential loans comprised approximately 10% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2023, commercial real estate nonresidential loans comprised approximately 19% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2023, hotel/motel loans comprised approximately 10% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2023, other commercial loans comprised approximately 10% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2023, consumer loans comprised approximately 24% of our total loan portfolio. As of December 31, 2023, approximately 84% of our consumer loans and 20% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process does not comply with applicable consumer protection law and regulations.

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

As of December 31, 2023, approximately 66% of our loan portfolio was secured by real estate, with approximately 39% of the portfolio consisting of commercial real estate.  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.

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

CTBI has not experienced any data breaches; however, one of our third party vendors did experience a data breach during 2023 as disclosed in note 19 to our consolidated financial statements.  The incident did not impact the ongoing operations of CTBI, and we expect our insurance policy to cover many of the costs related to the incident.

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

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to CTBI’s performance.  Investor confidence in financial institutions has declined as a result of the bank failures that occurred in 2023.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Liquidity Risk
CTBI is subject to liquidity risk.

CTBI requires liquidity to meet our deposit and debt obligations as they come due and to fund loan demands.  CTBI’s access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could reduce our access to liquidity sources include a downturn in the market, difficult credit markets, or adverse regulatory actions against CTBI.  CTBI’s access to deposits may also be affected by the liquidity needs of our depositors.  In particular, a substantial majority of CTBI’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame.  To the extent that consumer confidence in other investment vehicles, such as the stock market, increases, customers may move funds from bank deposits and products into such other investment vehicles.  In addition, given the adoption of electronic banking, these transfers could occur more quickly than they have historically.  Although CTBI historically has been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on our financial condition and results of operations.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on our operations.

Recent events relating to the failures of Silicon Valley Bank and Signature Bank in March 2023 have caused general uncertainty and concerns regarding the adequacy of liquidity in the banking sector as a whole.  A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits, and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities.  The ability to manage liquidity is fundamental to a financial institution’s business and success.  The bank failures in March 2023 highlight the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors.  Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner.  In addition, the rising interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs.  These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

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

Item1B.	Unresolved Staff Comments

None.

Item1C.	Cybersecurity

As referenced in the Operational Risks/Cyber Risks section of Item 1A. Risk Factors included in this Form 10-K, our organization may be materially affected by cybersecurity threats and incidents that target its internally managed information technology systems or our critical vendor systems.

Our institution utilizes industry standard and regulatory approved assessment tools to identify cybersecurity risks and measure preparedness.  The tools provide a repeatable and measurable framework for our organization to measure its cybersecurity preparedness over time.

The assessment process spans over five domains of interest: (1) cyber risk management and oversight, (2) threat intelligence and collaboration, (3) cybersecurity controls, (4) external dependencies, and (5) cyber incident management and resilience.  All domains are currently assessed at an evolving maturity level which is in line with our organizations inherent risk assessment score.

Our institution has purchased and is using best of breed tools in the areas of endpoint security, Security Information Event Management (“SIEM”), Privileged Access Management (“PAM”), email and web browsing filtering and management, and user analytics.  We also use a comprehensive third party 24-by-7 Security Operations Center (“SOC”) that monitors, detects, and remediates cybersecurity threats adhering to strict service response levels.

The internal assessment process and internal tools and SOC related key indicators are reported on a quarterly basis to the Security and Information Security Committee and the Enterprise-wide Risk Management Committee and annually to the Board of Directors.

The assessment process, internal tools, and corresponding SOC related services are also reviewed when new threats arise or when considering changes to the business strategy, such as expanding operations, offering new products and services, or entering into new third-party relationships that support critical activities.  Consequently, management shall determine whether additional risk management practices or controls are needed to maintain or augment the institution’s cybersecurity maturity.

A comprehensive and layered auditing approach including people, processes and technology components is executed by our internal audit program in order to evaluate the effectiveness of existing controls and ensure that cybersecurity risk has been adequately mitigated within our institution.  Periodic phishing tests, network and application security reviews, third-party vulnerability assessments and penetration testing are used to gauge the overall effectiveness of our cybersecurity defenses.

In an effort to continually share threat intelligence and increase awareness of cybersecurity threats, routine communication to employees is conducted to highlight internal control requirements, common cybersecurity threats and schemes. Our incident response team members also participate in the annual Financial Services Information Sharing and Analysis Center tabletop cybersecurity tabletop exercises.

Our comprehensive vendor management program and processes assess all new vendors and segments them into criticality tiers.  Our most critical vendors (tiers 1 and 2) are evaluated annually based on requested vendor documents, such as Statements on Standards Attestation Engagements No. 18 (SSAE 18), financial statements, insurance, and due diligence questionnaires.  The vendor management team also monitors all news alerts related to all critical vendors.

As of the date of this report, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect CTBI.  However, future incidents could have a material impact on CTBI’s business strategy, results of operations, or financial condition.  For additional discussion of the risks posed by cybersecurity threats, see the Operational Risks/Cyber Risks section of Item 1A. Risk Factors included in this Form 10-K.

Management receives information on cyber activities, incidents, and risk assessments quarterly from the VP/Corporate Information Security, Resilience and Data Officer (CISRDO), the SVP/Manager Application Systems, and the EVP/Operations during the Security and Information Security Committee and the Information Technology Steering Committee meetings.  This information is also shared and discussed quarterly with the Enterprise-wide Risk Management Committee.  Various key risk measures related to cyber risk are tracked and reported quarterly to the Enterprise-wide Risk Management Committee.  Our VP/CISRDO has been with CTBI for five years and has extensive 30+ years of experience in information technology management roles in various industries.  Our SVP/Manager Application Systems has been with CTBI for 32 years and has held various information technology leadership roles.  Our EVP/Operations has been with the company for 30 years, leading and guiding our technology teams.

The Board of Directors monitors cyber risk through quarterly reports from the Board’s Risk and Compliance Committee.  This Board committee meets quarterly and receives information concerning cyber risk activities, including cyber risk assessments and incident reporting.  The Board also receives an annual report covering cyber risk from the Chief Information Technology Officer.  Controls over cyber risk are reviewed throughout the year by internal audit activities and third-party assessments whose reports are reviewed by the Board’s Audit Committee.

Item 2.	Properties

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and our subsidiaries as of December 31, 2023:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land at 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land at 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land at 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land at 2 owned locations)	3	0	3
3 locations in Perry County, Kentucky
* Lexington Market (lease land at 3 owned locations)	4	2	6
6 locations in Fayette County, Kentucky
Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land at 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
Versailles Market (lease land at 2 owned locations)	3	2	5
1 location in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 2 locations in Scott County, Kentucky
* Danville Market (lease land at 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	8	0	8
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

See notes 7 and 15 to the consolidated financial statements contained herein for the year ended December 31, 2023, for additional information relating to lease commitments and amounts invested in premises and equipment.

A new Lexington Market location opened in January 2024 in Boone County, Kentucky, and a new Campbellsville Market location will open in 2024 in Hardin County, Kentucky.  We owned the land for both of these locations at December 31, 2023.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Mark A. Gooch; 65	Vice Chairman, President, and Chief Executive Officer	1997	(2)	Vice Chairman, President, and CEO of CTBI

Kevin J. Stumbo; 63	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/Chief Financial Officer of CTBI

Richard W. Newsom; 69	Executive Vice President	2002	(3)	Executive Vice President/President of CTB

Andy D. Waters; 58	Executive Vice President	2011		President and CEO of CTIC

C. Wayne Hancock; 49	Executive Vice President and Secretary	2014	(4)	Executive Vice President/Chief Legal Officer of CTB

James B. Draughn; 64	Executive Vice President	2001		Executive Vice President/Operations of CTB

Steven E. Jameson; 67	Executive Vice President	2004	(5)	Executive Vice President/Chief Internal Audit & Risk Officer of CTB

Ricky D. Sparkman; 61	Executive Vice President	2002		Executive Vice President/South Central Region President of CTB

D. Andrew Jones; 61	Executive Vice President	2010		Executive Vice President/Northeastern Region President of CTB

David Tackett; 58	Executive Vice President	2022	(6)	Executive Vice President/Eastern Region President of CTB

Billie J. Dollins; 63	Executive Vice President	2023	(7)	Executive Vice President/Central Kentucky Region President of CTB

Mark E. Smith; 53	Executive Vice President	2024	(8)	Executive Vice President/Chief Credit Officer of CTB

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2024.

(2)
Mr. Gooch became President of CTBI on July 27, 2021 and assumed the additional positions of Vice Chairman and Chief Executive Officer of CTBI effective February 7, 2022, upon the retirement of Jean R. Hale.  Mr. Gooch retained his previous position as Chief Executive Officer of CTB and assumed the additional roles of Chairman of CTB and Chairman of CTIC also effective with Ms. Hale’s retirement on February 7, 2022.

(3)	Mr. Newsom became President of CTB on February 7, 2022. He previously served as President of the Eastern Region of CTB.

(4)	Mr. Hancock became Secretary of CTBI on February 7, 2022.

(5)	Mr. Jameson is a non-voting member of the Executive Committee.

(6)
Mr. Tackett became Executive Vice President of CTBI and President of the Eastern Region of CTB on February 7, 2022.  He previously held the position of President of the Floyd, Knott, and Johnson Market of CTB.

(7)
Ms. Dollins became Executive Vice President of CTBI and President of the Central Kentucky Region of CTB on January 3, 2023, following the retirement of Larry W. Jones.  She previously held the position of President of the Versailles Market of CTB.

(8)
James J. Gartner, former Executive Vice President of CTBI and Executive Vice President/Chief Credit Officer of CTB, retired effective December 29, 2023.  Mr. Smith was named Executive Vice President of CTBI and Executive Vice President/Chief Credit Officer of CTB effective January 2, 2024.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2024, there were approximately 8,400 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.68 per share to $1.80 per share during 2023.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 41.3%, and the 10-year average dividend payout ratio has been 42.2%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements contained herein for the year ended December 31, 2023.

Stock Repurchases

CTBI did not acquire any shares of stock through the stock repurchase program during the year 2023.  There are 1,034,706 shares remaining under CTBI's current repurchase authorization.  For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2018 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2018	2019	2020	2021	2022	2023
Community Trust Bancorp, Inc.	100.00	121.48	100.49	122.54	133.78	132.99
NASDAQ Stock Market (U.S.)	100.00	131.17	159.07	200.26	160.75	203.23
NASDAQ Bank Stocks	100.00	137.18	119.62	164.26	135.89	149.56

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-nine banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2023, we had total consolidated assets of $5.8 billion and total consolidated deposits, including repurchase agreements, of $4.9 billion.  Total shareholders’ equity at December 31, 2023 was $702.2 million.  Trust assets under management at December 31, 2023 were $3.4 billion, including CTB’s investment portfolio totaling $1.2 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2024.  Rather, the goals represent a range of target performance for 2024.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2023 Goals	2023 Performance	2024 Goals
Basic earnings per share	$4.57 - $4.75	$4.36	$4.31 - $4.49
Net income	$82.0 - $85.4 million	$78.0 million	$77.7 - $80.8 million
ROAA	1.50% - 1.56%	1.40%	1.33% - 1.39%
ROAE	12.26% - 12.76%	11.75%	10.99% - 11.44%
Revenues	$237.9 - $247.6 million	$230.8 million	$236.8 - $246.5 million
Noninterest revenue as % of total revenue	24.00% - 26.00%	25.00%	23.50% - 25.50%
Assets	$5.38 - $5.72 billion	$5.77 billion	$5.74 - $6.10 billion
Loans	$3.77 - $3.92 billion	$4.05 billion	$4.18 - $4.35 billion
Deposits, including repurchase agreements	$4.64 - $4.83 billion	$4.95 billion	$4.97 - $5.17 billion
Shareholders’ equity	$686.5 - $714.5 million	$702.2 million	$711.2 - $740.3 million

Results of Operations and Financial Condition

We reported earnings of $78.0 million, or $4.36 per basic share, for the year ended December 31, 2023 compared to $81.8 million, or $4.59 per basic share, for the year ended December 31, 2022.  Year over year earnings were impacted by increases in provision for loan losses and noninterest expense and a decrease in noninterest income.  Total revenue for 2023 was $3.8 million above prior year, as net interest revenue increased $4.0 million and noninterest income decreased $0.3 million compared to prior year.

2023 Highlights

❖	Net interest income for the year ended December 31, 2023 increased $4.0 million, or 2.4%, from December 31, 2022 with a $114.8 million increase in average earning assets.

❖	Provision for credit losses was $6.8 million for the year ended December 31, 2023 compared to $4.9 million for the year ended December 31, 2022.

❖	Our loan portfolio increased $341.6 million, or 9.2%, from December 31, 2022 to December 31, 2023.

❖
Net loan charge-offs were $3.2 million, or 0.08% of average loans annualized, for the year ended December 31, 2023 compared to $0.7 million, or 0.02% of average loans annualized, for the year ended December 31, 2022.

❖
Our total nonperforming loans at $14.0 million at December 31, 2023 decreased $1.3 million, or 8.8%, from December 31, 2022.  Nonperforming assets at $15.6 million decreased $3.4 million, or 17.9%, from December 31, 2022.

❖	Deposits, including repurchase agreements, at December 31, 2023 increased $308.3 million, or 6.6%, from December 31, 2022.

❖	Noninterest income for the year ended December 31, 2023 of $57.7 million decreased $0.3 million, or 0.4%, compared to the year ended December 31, 2022.

❖	Noninterest expense for the year ended December 31, 2023 of $125.4 million increased $4.3 million, or 3.6%, compared to the year ended December 31, 2022.

Income Statement Review

(dollars in thousands)			Change 2023 vs. 2022
Year Ended December 31	2023	2022	Amount	Percent
Net interest income	$173,110	$169,102	$4,008	2.4%
Provision for credit losses (recovery)	6,811	4,905	1,906	38.9
Noninterest income	57,659	57,916	(257)	(0.4)
Noninterest expense	125,390	121,071	4,319	3.6
Income taxes	20,564	19,228	1,336	6.9
Net income	$78,004	$81,814	$(3,810)	(4.7)%

Average earning assets	$5,244,128	$5,129,345	$114,783	2.2%

Yield on average earnings assets, tax equivalent*	5.15%	3.87%	1.28%	33.1%
Cost of interest bearing funds	2.72%	0.85%	1.87%	220.0%

Net interest margin, tax equivalent*	3.32%	3.32%	0.0%	0.0%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2023			2022
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$3,888,585	$231,114	5.94%	$3,552,941	$169,950	4.78%
Loans held for sale	228	31	13.60	893	94	10.53
Securities:
U.S. Treasury and agencies	855,300	17,369	2.03	1,022,511	14,699	1.44
Tax exempt state and political subdivisions (3)	105,158	3,568	3.39	119,118	3,795	3.19
Other securities	243,012	9,894	4.07	260,423	6,996	2.69
Federal Reserve Bank and Federal Home Loan Bank stock	10,841	759	7.00	12,388	603	4.87
Federal funds sold	256	9	3.52	414	15	3.62
Interest bearing deposits	138,646	6,968	5.03	158,563	2,484	1.57
Other investments	245	0	0.00	245	0	0.00
Investment in unconsolidated subsidiaries	1,857	129	6.95	1,849	62	3.35
Total earning assets	$5,244,128	$269,841	5.15%	$5,129,345	$198,698	3.87%
Allowance for credit losses	(47,606)			(43,081)
	5,196,522			5,086,264
Nonearning assets:
Cash and due from banks	61,184			59,645
Premises and equipment and right of use assets, net	60,232			53,928
Other assets	254,203			238,859
Total assets	$5,572,141			$5,438,696

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,136,653	$52,336	2.45%	$2,020,065	$16,526	0.82%
Time deposits	1,071,584	28,831	2.69	1,027,726	7,542	0.73
Repurchase agreements and federal funds purchased	219,591	8,994	4.10	243,102	2,540	1.04
Advances from Federal Home Loan Bank	18,494	1,004	5.43	898	20	2.23
Long-term debt	64,351	4,257	6.62	57,841	1,943	3.36
Finance lease liability	3,469	118	3.40	1,589	69	4.34
Total interest bearing liabilities	$3,514,142	$95,540	2.72%	$3,351,221	$28,640	0.85%

Noninterest bearing liabilities:
Demand deposits	1,343,917			1,398,778
Other liabilities	50,418			46,274
Total liabilities	4,908,477			4,796,273

Shareholders’ equity	663,664			642,423
Total liabilities and shareholders’ equity	$5,572,141			$5,438,696

Net interest income, tax equivalent		$174,301			$170,058
Less tax equivalent interest income		1,191			956
Net interest income		$173,110			$169,102
Net interest spread			2.43%			3.02%
Benefit of interest free funding			0.89			0.30
Net interest margin			3.32%			3.32%

(1) Interest includes fees on loans of $1,770 and $1,723 in 2023 and 2022, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2023 and 2022.

	Total Change	Change Due to
(in thousands)	2023/2022	Volume	Rate
Interest income:
Loans	$61,164	$17,147	$44,017
Loans held for sale	(63)	(55)	(8)
U.S. Treasury and agencies	2,670	(2,122)	4,792
Tax exempt state and political subdivisions	(227)	(426)	199
Other securities	2,898	(440)	3,338
Federal Reserve Bank and Federal Home Loan Bank stock	156	(68)	224
Federal funds sold	(6)	(6)	0
Interest bearing deposits	4,484	(275)	4,759
Other investments	0	0	0
Investment in unconsolidated subsidiaries	67	0	67
Total interest income	71,143	13,755	57,388

Interest expense:
Savings and demand deposits	35,810	1,007	34,803
Time deposits	21,289	335	20,954
Repurchase agreements and federal funds purchased	6,454	(223)	6,677
Advances from Federal Home Loan Bank	984	917	67
Long-term debt	2,314	241	2,073
Finance lease liability	49	67	(18)
Total interest expense	66,900	2,344	64,556

Net interest income	$4,243	$11,411	$(7,168)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net Interest Income

(dollars in thousands) Year Ended December 31	2023	2022	Percent Change
Components of net interest income:
Income on earning assets	$268,650	$197,742	35.9%
Expense on interest bearing liabilities	95,540	28,640	233.6%
Net interest income	173,110	169,102	2.4%
TEQ	1,191	956	24.6%
Net interest income, tax equivalent	$174,301	$170,058	2.5%

Average yield and rates paid:
Earning assets yield	5.15%	3.87%	33.1%
Rate paid on interest bearing liabilities	2.72%	0.85%	220.0%
Gross interest margin	2.43%	3.02%	(19.6)%
Net interest margin	3.32%	3.32%	0.0%

Average balances:
Investment securities	$1,203,470	$1,402,052	(14.2)%
Loans	$3,888,585	$3,552,941	9.4%
Earning assets	$5,244,128	$5,129,345	2.2%
Interest-bearing liabilities	$3,514,142	$3,351,221	4.9%

Net interest income for the year ended December 31, 2023 of $173.1 million increased $4.0 million, or 2.4%, from prior year with an increase in average earning assets for the year 2023 of $114.8 million, or 2.2%.  Our yield on average earning assets for the year 2023 increased 128 basis points from prior year, and our cost of interest bearing funds increased 187 basis points during the same time period.  Our net interest margin, on a fully tax equivalent basis, for the year 2023 remained at 3.32% from the year ended December 31, 2022.  Noninterest bearing deposits decreased $134.2 million over prior year.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2023 were 81.5% compared to 75.8% for the year ended December 31, 2022.

Provision for Credit Losses

Provision for credit losses for the year 2023 was $6.8 million compared to $4.9 million during the year 2022.  See below for discussion of our allowance for credit losses.

Noninterest Income

(dollars in thousands) Year Ended December 31	2023	2022	Percent Change
Deposit service charges	$29,935	$29,049	3.0%
Trust revenue	13,025	12,394	5.1%
Gains on sales of loans	395	1,525	(74.1)%
Loan related fees	3,792	6,185	(38.7)%
Bank owned life insurance revenue	3,517	2,708	29.8%
Brokerage revenue	1,473	1,846	(20.2)%
Other	5,522	4,209	31.2%
Total noninterest income	$57,659	$57,916	(0.4)%

Noninterest income for the year 2023 was $57.7 million compared to $57.9 million for the year 2022.  Noninterest income was impacted year over year by a $2.4 million decline in loan related fees, a $1.1 million decline in gains on sales of loans, and a $0.4 million decline in brokerage revenue, offset by increases of $0.9 million in deposit related fees, $0.6 million in trust revenue, $1.2 million in securities gains, and $0.8 million in bank owned life insurance revenue.

Noninterest Expense

(dollars in thousands) Year Ended December 31	2023	2022	Percent Change
Salaries	$51,283	$48,934	4.8%
Employee benefits	22,428	23,556	(4.8)%
Net occupancy and equipment	11,843	11,083	6.9%
Data processing	9,726	8,910	9.2%
Legal and professional fees	3,350	3,434	(2.4)%
Advertising and marketing	3,214	3,005	7.0%
Taxes other than property and payroll	1,706	1,570	8.7%
Net other real estate owned expense	350	456	(23.4)%
Other	21,490	20,123	6.8%
Total noninterest expense	$125,390	$121,071	3.6%

Noninterest expense for the year 2023 was $125.4 million compared to $121.1 million for the year 2022 with increases of $1.2 million in personnel expense, $0.8 million in occupancy and equipment, $0.8 million in data processing expense, $1.0 million in FDIC insurance premiums, and $0.4 million in telephone expense.

In recognition of our employees’ significant efforts, the Compensation Committee of the Board of Directors authorized a discretionary gift/payment to all full-time employees hired prior to July 1, 2023 of $1000 and all full-time employees hired after June 30, 2023 of $500.  The Committee also authorized a discretionary gift/payment to our Executive Committee and other members of senior management.  This discretionary gift/payment was paid on January 19, 2024 to all eligible employees.  This payment was accrued as of December 31, 2023 in the amount of $1.2 million.

* Please refer to our annual report on Form 10-K for the year ended December 31, 2022 for detailed income discussion related to the year 2021.

Balance Sheet Review

CTBI’s total assets at $5.8 billion increased $389.4 million, or 7.2%, from December 31, 2022.  Loans outstanding at December 31, 2023 were $4.1 billion, increasing $341.6 million, or 9.2%, year over year.  The increase in loans from prior year included a $114.9 million increase in the commercial loan portfolio, a $139.0 million increase in the residential loan portfolio, an $86.1 million increase in the indirect loan portfolio, and a $1.6 million increase in the consumer direct loan portfolio.  Our commercial real estate (“CRE”) non-residential portfolio consisted of 1,763 loans with a total balance of $783.5 million as of December 31, 2023.  Our CRE office portfolio as of December 31, 2023 consisted of 176 loans with a total balance of $87.3 million, or 10.0% of the total number of CRE non-residential loans and 11.14% of CRE non-residential total dollars outstanding.  CTBI’s investment portfolio decreased $91.5 million, or 7.3%, from December 31, 2022.  Deposits in other banks increased $135.2 million from December 31, 2022.  Deposits, including repurchase agreements, at $4.9 billion increased $308.3 million, or 6.6%, from December 31, 2022.

Shareholders’ equity at December 31, 2023 of $702.2 million was a $74.2 million, or 11.8%, increase from the $628.0 million at December 31, 2022.  Net unrealized losses on securities, net of tax, were $103.3 million at December 31, 2023, compared to $129.2 million at December 31, 2022.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of December 31, 2023 was 4.20%.

Loans

(dollars in thousands)	December 31, 2023
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$395,765	15.2%	$0	$0	$4,592
Commercial real estate residential	417,943	12.1	97	1,557	4,285
Commercial real estate nonresidential	778,637	2.1	393	2,950	7,560
Dealer floorplans	70,308	(9.3)	0	0	659
Commercial other	321,082	2.8	(1,434)	850	3,760
Total commercial	1,983,735	6.1	(944)	5,357	20,856

Residential:
Real estate mortgage	937,524	13.6	(99)	7,298	10,197
Home equity	147,036	22.0	(17)	743	1,367
Total residential	1,084,560	14.7	(116)	8,041	11,564

Consumer:
Consumer direct	159,106	1.0	(237)	15	3,261
Consumer indirect	823,505	11.7	(1,952)	555	13,862
Total consumer	982,611	9.8	(2,189)	570	17,123

Total loans	$4,050,906	9.2%	$(3,249)	$13,968	$49,543

Total Deposits and Repurchase Agreements

(dollars in thousands)	2023	2022	Percent Change
Noninterest bearing deposits	$1,260,690	$1,394,915	(9.6)%
Interest bearing deposits
Interest checking	123,927	112,265	10.4%
Money market savings	1,525,537	1,348,809	13.1%
Savings accounts	535,063	654,380	(18.2)%
Time deposits	1,279,405	915,774	39.7%
Repurchase agreements	225,245	215,431	4.6%
Total interest bearing deposits and repurchase agreements	3,689,177	3,246,659	13.6%
Total deposits and repurchase agreements	$4,949,867	$4,641,574	6.6%

Average Deposits and Other Borrowed Funds

(in thousands)	2023	2022
Deposits:
Noninterest bearing deposits	$1,343,917	$1,398,778
Interest bearing deposits	128,061	104,631
Money market accounts	1,407,611	1,248,067
Savings accounts	600,981	667,367
Certificates of deposit of $100,000 or more	572,959	556,849
Certificates of deposit < $100,000 and other time deposits	498,625	470,877
Total deposits	4,552,154	4,446,569

Other borrowed funds:
Repurchase agreements and federal funds purchased	219,591	243,102
Advances from Federal Home Loan Bank	18,494	898
Long-term debt	64,351	57,841
Finance lease liability	3,469	1,589
Total other borrowed funds	305,905	303,430
Total deposits and other borrowed funds	$4,858,059	$4,749,999

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2023 occurred at October 31, 2023, with a month-end balance of $235.0 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2022 occurred at February 28, 2022, with a month-end balance of $277.9 million.

Asset Quality

CTBI’s total nonperforming loans were $14.0 million, or 0.34% of total loans, at December 31, 2023 compared to $15.3 million, or 0.41% of total loans, at December 31, 2022.  Prior year nonperforming loans, as previously reported, exclude troubled debt restructurings (“TDRs”) which have been eliminated in the current period due to implementation of Accounting Standard Update 2022-02.  Accruing loans 90+ days past due increased $1.4 million from December 31, 2022, while nonaccrual loans decreased $2.8 million from December 31, 2022.  Accruing loans 30-89 days past due at $15.3 million were relatively flat to December 31, 2022.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, TDR, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 83% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the consolidated financial statements contained herein.

          Our level of foreclosed properties at $1.6 million at December 31, 2023 was a decrease of $2.1 million from the $3.7 million at December 31, 2022.  Sales of foreclosed properties for the year ended December 31, 2023 totaled $2.5 million while new foreclosed properties totaled $0.7 million.  Nonperforming assets to loans and foreclosed properties at December 31, 2023 were 0.4% compared to 0.5% at December 31, 2022.

Net loan charge-offs were $3.2 million, 0.08% of average loans annualized, for the year ended December 31, 2023, compared to $0.7 million, 0.02% of average loans annualized, for the year ended December 31, 2022.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2023 was 354.7% compared to 300.4% at December 31, 2022.  Nonaccrual loans to total loans at December 31, 2023 was 0.1% compared to 0.2% at December 31, 2022.  Our allowance for credit losses to nonaccrual loans at December 31, 2023 was 1,223.9% compared to 674.9% at December 31, 2022.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2023 was 1.22%, a decrease from the 1.24% at December 31, 2022.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of December 31, 2023, we had approximately $271.4 million in cash and cash equivalents and approximately $157.5 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $128.7 million and $309.2 million at December 31, 2022.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at December 31, 2023 compared to $0.4 million at December 31, 2022.  As of December 31, 2023, we had a $476.2 million available borrowing position with the Federal Home Loan Bank.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2023, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs compared to $75 million at December 31, 2022.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2023 were deposits with the Federal Reserve of $207.6 million, compared to $72.6 million at December 31, 2022.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2023, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 166% of equity capital.  Eighty-eight percent of the pledge-eligible portfolio was pledged.

Contractual Commitments

Our significant contractual obligations and commitments as of December 31, 2023 include debt, lease, and purchase obligations.  As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.

As of December 31, 2023, our outstanding balance on long-term debt was $64.2 million, which includes junior subordinated debentures of $57.8 million and loan related borrowings of $6.4 million.  The interest payments on long-term debt due in one year or less is $4.1 million, and interest payments on long-term debt due in more than one year is $28.1 million.  The interest on $57.8 million in junior subordinated debentures is calculated based on the three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 1.59% until its maturity of June 1, 2037.  The three-month CME Term SOFR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  The interest on the $6.4 million in loan related borrowings is based on a fixed rate of 3.25%.  Repayment of the liability will be provided by the loan payments made by the loan customer.  This principal amount is also guaranteed by the Small Business Administration.  Interest on long-term debt assumes the liability will not be prepaid and interest is calculated to maturity.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions. Refer to note 10 to the consolidated financial statements contained herein for additional information regarding long-term debt.

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

As of December 31, 2023, our remaining contractual commitment for operating and finance leases due in one year or less is $2.0 million and operating leases due in more than one year is $21.4 million.  Refer to note 15 to the consolidated financial statements contained herein for additional information regarding leases.

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.   As of December 31, 2023, the commitments due in one year or less for other commitments is $730.4 million and commitments due in more than one year is $305.6 million.  Refer to note 17 to the consolidated financial statements contained herein for additional information regarding other commitments.

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.  As of December 31, 2023, the value of our non-cancellable unconditional purchase obligations was $9.8 million.

These contractual obligations impact our liquidity and capital resource needs.  We believe our liquidity sources as mentioned in the liquidity discussion are adequate to meet our future cash requirements.

Investment Maturities

	Estimated Maturity at December 31, 2023
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$25,996	2.66%	$336,805	1.31%	$61,380	4.11%	$387,372	2.25%	$811,553	2.01%	$900,104
State and political subdivisions	3,782	3.66	22,458	2.90	100,655	2.12	138,050	2.49	264,945	2.40	313,147
Asset-backed securities	0	0.00	0	0.00	68,053	7.01	19,173	6.39	87,226	6.88	87,993
Total	$29,778	2.79%	$359,263	1.41%	$230,088	4.10%	$544,595	2.46%	$1,163,724	2.47%	$1,301,244

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

	Maturity at December 31, 2023
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial secured by real estate and commercial other	$225,512	$163,087	$1,423,460	$1,812,059
Commercial and real estate construction	70,070	23,270	193,066	286,406
	$295,582	$186,357	$1,616,526	$2,098,465

Rate sensitivity:
Predetermined rate	$52,585	$86,552	$73,797	$212,934
Adjustable rate	242,997	99,805	1,542,729	1,885,531
	$295,582	$186,357	$1,616,526	$2,098,465

Deposit Maturities

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2023 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$165,959	$7,721	$173,680
Over three through six months	246,052	24,859	270,911
Over six through twelve months	241,584	18,360	259,944
Over twelve through sixty months	50,627	11,529	62,156
Over sixty	0	0	0
	$704,222	$62,469	$766,691

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.50%
+300	8.89%
+200	6.29%
+100	3.65%
-100	(0.67)%
-200	(2.41)%
-300	(4.06)%
-400	(5.68)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	9.98%
+300	7.26%
+200	4.60%
+100	1.94%
-100	(1.95)%
-200	(3.92)%
-300	(5.96)%
-400	(7.91)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2023 estimates that our net interest income in an up-rate environment would increase by 11.50% at a 400 basis point change, increase by 8.89% at a 300 basis point change, increase by 6.29% at a 200 basis point change, and increase by 3.65% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 0.67% at a 100 basis point change, decrease by 2.41% at a 200 basis point change, decrease by 4.06% at a 300 basis point change, and decrease by 5.68% at a 400 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2023 and 2022, proceeds of $15.2 million and $66.0 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2023 of 4.10% to shareholders.  Shareholders’ equity increased 11.8% from December 31, 2022 to $702.2 million at December 31, 2023.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.80 per share for 2023 compared to $1.68 per share for 2022.  We retained 58.7% of our earnings in 2023 compared to 63.4% in 2022.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of December 31, 2023 was 13.69%.  CTB’s CBLR ratio as of December 31, 2023 was 13.22%.

As of December 31, 2023, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of December 31, 2023, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2023:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
2021	0	-	0
2022	0	-	0
2023	0	-	0
Total	3,500,000	16.17	2,465,294	1,034,706

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

CTBI maintains the ACL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans.  Effective January 1, 2023, CTBI implemented ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, an amendment to ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty along with requiring that disclosures be added by year of origination for gross charge-off information for financing receivables.  Accrued interest receivable on loans is presented in the consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.  Therefore, CTBI elected ASU 2019-04 which allows that accrued interest would continue to be presented separately and not part of the amortized cost of the loan.  For additional information on CTBI’s accounting policies related to nonaccrual loans, refer to note 1 to the consolidated financial statements contained herein.

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

Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  CTBI uses a third party ACL software to calculate reserve estimates.  Discounted cash flow (“DCF”) modeling was used for all loan segments.  The primary reasons that contributed to this decision were: DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first party data is not available or meaningful.  Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.   See note 4 to the consolidated financial statements contained herein for information on CTBI’s risk rating system.

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

Item 8.	Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2023	2022
Assets:
Cash and due from banks	$58,833	$51,306
Interest bearing deposits	212,567	77,380
Cash and cash equivalents	271,400	128,686

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,301,244 and $1,430,605, respectively)	1,163,724	1,256,226
Equity securities at fair value	3,158	2,166
Loans held for sale	152	109

Loans	4,050,906	3,709,290
Allowance for credit losses	(49,543)	(45,981)
Net loans	4,001,363	3,663,309

Premises and equipment, net	45,311	42,633
Operating right-of-use assets	12,607	13,809
Finance right-of-use assets	3,096	3,262
Federal Home Loan Bank stock	4,712	6,676
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	101,461	92,746
Mortgage servicing rights	7,665	8,468
Other real estate owned	1,616	3,671
Deferred tax asset	28,141	39,878
Accrued interest receivable	23,575	19,592
Other assets	31,093	28,463
Total assets	$5,769,696	$5,380,316

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,260,690	$1,394,915
Interest bearing	3,463,932	3,031,228
Total deposits	4,724,622	4,426,143

Repurchase agreements	225,245	215,431
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	334	355
Long-term debt	64,241	57,841
Operating lease liability	12,958	14,160
Finance lease liability	3,435	3,468
Accrued interest payable	7,389	2,237
Other liabilities	28,764	32,134
Total liabilities	5,067,488	4,752,269

Commitments and contingencies (notes 17 and 19)	-	-

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2023 – 17,999,840; 2022 – 17,918,280	89,999	89,591
Capital surplus	231,130	229,012
Retained earnings	484,400	438,596
Accumulated other comprehensive loss, net of tax	(103,321)	(129,152)
Total shareholders’ equity	702,208	628,047

Total liabilities and shareholders’ equity	$5,769,696	$5,380,316

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands except per share data) Year Ended December 31	2023	2022	2021
Interest income:
Interest and fees on loans, including loans held for sale	$230,844	$169,885	$160,198
Interest and dividends on securities:
Taxable	27,263	21,695	13,981
Tax exempt	2,678	2,998	3,098
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	759	603	486
Interest on Federal Reserve Bank deposits	6,831	2,439	372
Other, including interest on federal funds sold	275	122	34
Total interest income	268,650	197,742	178,169

Interest expense:
Interest on deposits	81,167	24,068	12,753
Interest on repurchase agreements and federal funds purchased	8,994	2,540	1,254
Interest on advances from Federal Home Loan Bank	1,004	20	0
Interest on long-term debt	4,375	2,012	1,083
Total interest expense	95,540	28,640	15,090

Net interest income	173,110	169,102	163,079
Provision for credit losses (recovery)	6,811	4,905	(6,386)
Net interest income after provision for credit losses (recovery)	166,299	164,197	169,465

Noninterest income:
Deposit related fees	29,935	29,049	26,529
Gains on sales of loans, net	395	1,525	6,820
Trust and wealth management income	13,025	12,394	12,644
Loan related fees	3,792	6,185	5,578
Bank owned life insurance	3,517	2,708	2,844
Brokerage revenue	1,473	1,846	1,962
Securities gains (losses)	996	(168)	(158)
Other noninterest income	4,526	4,377	4,244
Total noninterest income	57,659	57,916	60,463

Noninterest expense:
Officer salaries and employee benefits	15,206	15,922	19,713
Other salaries and employee benefits	58,505	56,568	54,401
Occupancy, net	8,900	8,380	8,306
Equipment	2,943	2,703	2,548
Data processing	9,726	8,910	8,039
Bank franchise tax	1,649	1,528	1,705
Legal fees	1,131	1,159	1,160
Professional fees	2,219	2,275	2,039
Advertising and marketing	3,214	3,005	2,928
FDIC insurance	2,483	1,447	1,381
Other real estate owned provision and expense	350	456	1,401
Repossession expense	531	546	344
Amortization of limited partnership investments	2,638	2,853	3,352
Other noninterest expense	15,895	15,319	11,968
Total noninterest expense	125,390	121,071	119,285

Income before income taxes	98,568	101,042	110,643
Income taxes	20,564	19,228	22,704
Net income	$78,004	$81,814	$87,939

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	36,863	(168,060)	(24,827)
Less: Reclassification adjustments for realized gains (losses) included in net income	4	(81)	60
Tax expense (benefit)	11,028	(43,675)	(6,471)
Other comprehensive income (loss), net of tax	25,831	(124,304)	(18,416)
Comprehensive income (loss)	$103,835	$(42,490)	$69,523

Basic earnings per share	$4.36	$4.59	$4.94
Diluted earnings per share	$4.36	$4.58	$4.94

Weighted average shares outstanding-basic	17,887	17,836	17,786
Weighted average shares outstanding-diluted	17,900	17,851	17,804

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2020	17,810,401	$89,052	$225,507	$326,738	$13,568	$654,865
Net income				87,939		87,939
Other comprehensive income (loss)					(18,416)	(18,416)
Cash dividends declared ($1.57 per share)				(27,927)		(27,927)
Issuance of common stock	41,168	205	760			965
Issuance of restricted stock	9,193	46	(46)			0
Vesting of restricted stock	(17,681)	(88)	88			0
Stock-based compensation			776			776
Balance, December 31, 2021	17,843,081	89,215	227,085	386,750	(4,848)	698,202
Net income				81,814		81,814
Other comprehensive income (loss)					(124,304)	(124,304)
Cash dividends declared ($1.68 per share)				(29,968)		(29,968)
Issuance of common stock	54,125	271	770			1,041
Issuance of restricted stock	50,438	252	(252)			0
Vesting of restricted stock	(29,364)	(147)	147			0
Stock-based compensation			1,262			1,262
Balance, December 31, 2022	17,918,280	89,591	229,012	438,596	(129,152)	628,047
Net income				78,004		78,004
Other comprehensive income (loss)					25,831	25,831
Cash dividends declared ($1.80 per share)				(32,200)		(32,200)
Issuance of common stock	52,857	265	864			1,129
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(23,372)	(117)	117			0
Forfeiture of restricted stock	(790)	(4)	4
Stock-based compensation			1,397			1,397
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2023	2022	2021
Cash flows from operating activities:
Net income	$78,004	$81,814	$87,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	5,219	5,033
Deferred taxes	709	3,250	2,330
Stock-based compensation	1,576	1,366	850
Provision for credit losses (recovery)	6,811	4,905	(6,386)
Write-downs of other real estate owned and other repossessed assets	211	285	864
Gains on sale of loans held for sale	(395)	(1,525)	(6,820)
Securities gains (losses)	(4)	81	(60)
Fair value adjustment in equity securities	(992)	87	218
Gains on sale of assets, net	(408)	(354)	(165)
Proceeds from sale of mortgage loans held for sale	15,203	65,974	307,843
Funding of mortgage loans held for sale	(14,851)	(61,926)	(280,396)
Amortization of securities premiums and discounts, net	2,658	5,466	8,010
Change in cash surrender value of bank owned life insurance	(2,361)	(1,650)	(1,873)
Payment of operating lease liabilities	(1,560)	(1,773)	(1,693)
Mortgage servicing rights:
Fair value adjustments	965	(1,069)	(428)
New servicing assets created	(162)	(625)	(2,278)
Changes in:
Accrued interest receivable	(3,983)	(4,177)	403
Other assets	(2,630)	2,507	4,918
Accrued interest payable	5,152	1,221	(227)
Other liabilities	(3,562)	608	(2,387)
Net cash provided by operating activities	85,732	99,684	115,695

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	(245)	0	0
Maturity of certificates of deposit	245	0	0
Securities available-for-sale (AFS):
Purchase of AFS securities	(19,478)	(179,627)	(797,445)
Proceeds from sales of AFS securities	21,529	11,462	1,080
Proceeds from prepayments, calls, and maturities of AFS securities	124,656	193,843	305,361
Change in loans, net	(344,217)	(302,466)	146,050
Purchase of premises and equipment	(6,322)	(6,218)	(2,373)
Proceeds from sale and retirement of premises and equipment	375	620	830
Redemption of stock by Federal Home Loan Bank	1,964	1,463	1,909
Proceeds from sale of other real estate owned and repossessed assets	1,295	988	2,819
Additional investment in other real estate owned and repossessed assets	(47)	(73)	0
Additional investment in bank owned life insurance	(6,690)	0	(17,181)
Proceeds from settlement of bank owned life insurance	336	1	330
Net cash used in investing activities	(226,599)	(280,007)	(358,620)

Cash flows from financing activities:
Change in deposits, net	298,479	81,851	328,210
Change in repurchase agreements and federal funds purchased, net	9,814	(55,657)	(84,774)
Advances from Federal Home Loan Bank	225,000	45,000	0
Payments on advances from Federal Home Loan Bank	(225,021)	(45,020)	(20)
Payment of finance lease liabilities	(33)	(24)	(19)
Proceeds from long-term debt/other borrowings	6,563	0	0
Repayment of long-term debt/other borrowings	(163)	0	0
Issuance of common stock	1,129	1,041	965
Dividends paid	(32,187)	(29,938)	(27,916)
Net cash provided by (used in) financing activities	283,581	(2,747)	216,446
Net increase (decrease) in cash and cash equivalents	142,714	(183,070)	(26,479)
Cash and cash equivalents at beginning of year	128,686	311,756	338,235
Cash and cash equivalents at end of year	$271,400	$128,686	$311,756

Supplemental disclosures:
Income taxes paid	$20,728	$16,293	$19,485
Interest paid	90,388	27,419	15,316
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	1,306	1,124	1,733
Common stock dividends accrued, paid in subsequent quarter	291	278	248
Real estate and assets acquired in settlement of loans	658	2,433	1,200
Right-of-use assets obtained in exchange for new operating/finance lease liabilities	358	5,539	0

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

Use of Estimates – In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as affecting the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for credit losses (“ACL”), goodwill, and the valuation of financial instruments.

The accompanying financial statements have been prepared using values and information currently available to CTBI.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the ACL, and capital.

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

For AFS debt securities in an unrealized loss position, we evaluate the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors.  Any impairment that is not credit-related is recognized in accumulated other comprehensive income, net of tax.  Credit-related impairment is recognized as an ACL for AFS debt securities on the consolidated balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.  Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.  Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change.  However, if we intend to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2023 and 2022, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2023 and 2022, CTBI held no securities designated as HTM.

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

Loans – Loans with the ability and the intent to be held until maturity and/or payoff are reported at the carrying value of unpaid principal reduced by unearned interest, an ACL, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans, or commitments as a yield adjustment.

Leases – CTBI accounts for leases under ASC 842, recording a right-of-use asset and a lease liability for all leases with terms longer than 12 months.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.  The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying value might not be recoverable.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results.  Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate, on a collateralized basis, over a similar term at the lease commencement date and may be re-measured for certain modifications or the company’s exercise of options (renewal, extension, or termination) under the lease.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.  Expenses are recognized through occupancy expense.

Allowance for Credit Losses – CTBI accounts for the ACL under ASC 326.  CTBI measures expected credit losses of financial assets on a collective (pool) basis using the discounted cash flow method when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the ACL is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the ACL for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

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

We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation:  the loan has an outstanding bank share balance of $1 million or greater and meets one of the following criteria: (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) the borrower is experiencing financial difficulty with significant payment delay, or (iv) is 90 days or more past due. The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated. We evaluate the collectability of both principal and interest when assessing the need for loss provision. Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.

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

During the quarter ended June 30, 2023, CTBI implemented third party software and the determination was made to utilize discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.   The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, and underwriting exceptions.  Forecast factors were expanded to include gross domestic product, retail and food service sales, and S&P/Case-Shiller US National Home Price Index, while industry concentrations was added as a qualitative factor.  Management continually reevaluates the other subjective factors included in our ACL analysis.

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

Troubled Debt Restructurings – With the implementation of ASU 2022-02 described below in the New Accountings Standards, troubled debt restructurings (“TDRs”) have been eliminated while enhanced disclosure requirements have been implemented for certain loan modifications when a borrower is experiencing financial difficulty.  Prior to the implementation of this ASU as of January 1, 2023, TDRs were certain loans that had been modified where economic concessions had been granted to borrowers who had experienced financial difficulties.  These concessions typically resulted from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Modifications of terms for our loans and their inclusion as TDRs were based on individual facts and circumstances.  Loan modifications that were included as TDRs involved either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as TDR were modified due to financial stress of the borrower.  In order to determine if a borrower was experiencing financial difficulty, an evaluation was performed to determine the probability that the borrower would be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation was performed under CTBI’s internal underwriting policy.

When we modified loans and leases in a TDR, we evaluated any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans.  If we determined that the value of the modified loan was less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), impairment was recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluated TDRs, including those that had payment defaults, for possible impairment and recognized impairment through the allowance.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the years ended December 31, 2023, 2022, and 2021, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair value following the accounting guidance in ASC 860-50, Servicing Assets and Liabilities.  MSRs are valued using Level 3 inputs as defined in ASC 820, Fair Value Measurements. The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model. The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value. As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable. Along with the gains received from the sale of loans, fees are received for servicing loans. These fees include late fees, which are recorded in interest income, and ancillary fees and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred. Changes in fair value of the MSRs are reported as an increase or decrease to loan related fees.

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

New Accounting Standards –

➢          Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance.  The amendments in ASU No. 2022-06 are effective for all entities upon issuance.  In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published.  The amendments in ASU No. 2020-04 provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU No. 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

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

➢          Troubled Debt Restructurings and Vintage Disclosures – In February 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.   Additionally, for public business entities, the amendments in this ASU require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, in the vintage disclosures required by paragraph 326-20-50-6.  The amendments in the ASU have been implemented and did not have a significant impact to our consolidated financial statements.

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

➢          FASB Improves the Accounting for Investments in Tax Credit Structures – The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures.  This ASU is a consensus of the FASB’s Emerging Issues Task Force (EITF).  This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  This ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (“LIHTC”) structures.  In recent years, stakeholders asked the FASB to extend the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs, which resulted in the EITF addressing this issue.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years.  Early adoption is permitted for all entities in any interim period; however, we do not plan to early adopt.  We do not anticipate a significant impact to our consolidated financial statements.

➢          FASB Issues Disclosure Improvements in Response to the SEC’s Disclosure Update and Simplification Initiative – In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification.  The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosure requirements with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations.  For entities subject to the SEC’s existing disclosure requirements, such as CTBI, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules.  This ASU has no impact on our consolidated financial statements as we have already incorporated the disclosure requirements as required by the SEC.

➢          FASB Issues Standard that Enhance Income Tax Disclosures – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses requests for improved income tax disclosures from investors, lenders, creditors, and other allocators of capital that use the financial statements to make capital allocation decisions.  The new update is effective for public business entities for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.  The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  It also includes certain other amendments intended to improve the effectiveness of income tax disclosures.  CTBI does not intend to early adopt.  We do not anticipate a significant impact to our consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

At December 31, 2023, CTBI had cash accounts which exceeded federally insured limits, and therefore were not subject to FDIC insurance, with $207.6 million in deposits with the Federal Reserve, $32.8 million in deposits with U.S. Bank, $1.7 million in deposits with Fifth Third Bank, $5.0 million in deposits with the Federal Home Loan Bank, and $4.5 million in deposits with Raymond James.

3.  Securities

The amortized cost and fair value of debt securities at December 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$381,268	$121	$(26,572)	$354,817
State and political subdivisions	313,147	88	(48,290)	264,945
U.S. government sponsored agency mortgage-backed securities	518,836	36	(62,136)	456,736
Asset-backed securities	87,993	0	(767)	87,226
Total available-for-sale securities	$1,301,244	$245	$(137,765)	$1,163,724

The amortized cost and fair value of debt securities at December 31, 2022 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$418,579	$212	$(36,859)	$381,932
State and political subdivisions	326,746	32	(61,676)	265,102
U.S. government sponsored agency mortgage-backed securities	593,917	1	(73,833)	520,085
Asset-backed securities	91,363	0	(2,256)	89,107
Total available-for-sale securities	$1,430,605	$245	$(174,624)	$1,256,226

The amortized cost and fair value of debt securities at December 31, 2023 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20,103	$20,052
Due after one through five years	372,903	345,658
Due after five through ten years	133,727	116,001
Due after ten years	167,682	138,051
U.S. government sponsored agency mortgage-backed securities	518,836	456,736
Asset-backed securities	87,993	87,226
Total debt securities	$1,301,244	$1,163,724

In 2023, we had a net securities gain of $996 thousand.  There was a net gain of $4 thousand realized on sales and calls of AFS securities, and an unrealized gain of $992 thousand from the fair value adjustment of equity securities.  There was a net loss of $168 thousand realized in 2022 and a net loss of $158 thousand realized in 2021.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of December 31, 2023 were $3.2 million, as a result of a $992 thousand increase in the fair value in 2023.  The fair value of equity securities decreased $87 thousand in 2022.  No equity securities were sold during 2023 or 2022.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $761.5 million at December 31, 2023 and $725.0 million at December 31, 2022.

The amortized cost of securities sold under agreements to repurchase amounted to $333.6 million at December 31, 2023 and $316.9 million at December 31, 2022.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2023 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2023 was 97.3% compared to 97.4% as of December 31, 2022.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2023 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$3,761	$(5)	$3,756
State and political subdivisions	16,154	(1,250)	14,904
U.S. government sponsored agency mortgage-backed securities	16,056	(289)	15,767
Asset-backed securities	0	0	0
Total <12 months temporarily impaired AFS securities	35,971	(1,544)	34,427

12 Months or More
U.S. Treasury and government agencies	361,038	(26,567)	334,471
State and political subdivisions	284,397	(47,040)	237,357
U.S. government sponsored agency mortgage-backed securities	500,763	(61,847)	438,916
Asset-backed securities	87,993	(767)	87,226
Total ≥12 months temporarily impaired AFS securities	1,234,191	(136,221)	1,097,970

Total
U.S. Treasury and government agencies	364,799	(26,572)	338,227
State and political subdivisions	300,551	(48,290)	252,261
U.S. government sponsored agency mortgage-backed securities	516,819	(62,136)	454,683
Asset-backed securities	87,993	(767)	87,226
Total temporarily impaired AFS securities	$1,270,162	$(137,765)	$1,132,397

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
4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2023	December 31 2022
Hotel/motel	$395,765	$343,640
Commercial real estate residential	417,943	372,914
Commercial real estate nonresidential	778,637	762,349
Dealer floorplans	70,308	77,533
Commercial other	321,082	312,422
Commercial loans	1,983,735	1,868,858

Real estate mortgage	937,524	824,996
Home equity lines	147,036	120,540
Residential loans	1,084,560	945,536

Consumer direct	159,106	157,504
Consumer indirect	823,505	737,392
Consumer loans	982,611	894,896

Loans and lease financing	$4,050,906	$3,709,290

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $0.8 million as of December 31, 2023 and $1.0 million as of December 31, 2022, while the unamortized premiums on the indirect lending portfolio totaled $31.4 million as of December 31, 2023 and $28.5 million as of December 31, 2022.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.8% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.2 million at December 31, 2023 and $0.1 million at December 31, 2022.

For the year ended December 31, 2022 and the three months ended March 31, 2023, CTBI derived our ACL balance by using vintage modeling for the consumer and residential portfolios.  Static pool models incorporating losses by credit risk rating were developed to determine credit loss balances for the commercial loan segments.  Qualitative loss factors were based on CTBI’s judgment of delinquency trends, level of nonperforming loans, trend in loan losses, supervision and administration, quality control exceptions, and reasonable and supportable forecasts based on unemployment rates and industry concentrations.  CTBI determined that twelve months represented a reasonable and supportable forecast period and reverted back to a historical loss rate immediately.  CTBI leveraged economic projections from a reputable and independent third party to form its loss driver forecasts over the twelve-month forecast period.  Other internal and external indicators of economic forecasts were also considered by CTBI when developing the forecast metrics.  CTBI also had an inherent model risk allocation included in our ACL calculation to allow for certain known model limitations as well as other potential risks not quantified elsewhere.  One limitation was the inability to completely identify revolving line of credit within the commercial other segment.

During the quarter ended June 30, 2023, CTBI implemented third party software for its ACL calculations.  During the implementation process, discounted cash flow (“DCF”) modeling was chosen for all loan segments.  The primary reasons that contributed to this decision were:  DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first -party data is not available or meaningful.  This change in modeling resulted in a shift in our reserve estimates as of June 30, 2023 as presented below:

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

This change in reserve estimates is related to life of loan and how it functions in a cash flow methodology versus the loss rate methodology previously used as consumer loans generally have longer lives than commercial loans.  Although commercial loans may estimate a higher probability of default/loss given default compared to consumer loans, their shorter exposures will yield lower reserves.  Additionally, there was a change in how some of the qualitative factors were applied using the new software with a switch from a geographical approach to a loan segment approach.

The following tables present the balance in the ACL for the years ended December 31, 2023 and December 31, 2022.

	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$(579)	$0	$0	$4,592
Commercial real estate residential	4,894	(706)	(28)	125	4,285
Commercial real estate nonresidential	9,419	(2,252)	(294)	687	7,560
Dealer floorplans	1,776	(1,117)	0	0	659
Commercial other	5,285	(91)	(1,900)	466	3,760
Real estate mortgage	7,932	2,364	(140)	41	10,197
Home equity	1,106	278	(23)	6	1,367
Consumer direct	1,694	1,804	(541)	304	3,261
Consumer indirect	8,704	7,110	(5,333)	3,381	13,862
Total	$45,981	$6,811	$(8,259)	$5,010	$49,543

	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,080	$307	$(216)	$0	$5,171
Commercial real estate residential	3,986	951	(92)	49	4,894
Commercial real estate nonresidential	8,884	(154)	(46)	735	9,419
Dealer floorplans	1,436	340	0	0	1,776
Commercial other	4,422	947	(1,082)	998	5,285
Real estate mortgage	7,637	466	(223)	52	7,932
Home equity	866	257	(37)	20	1,106
Consumer direct	1,951	(210)	(609)	562	1,694
Consumer indirect	7,494	2,001	(3,041)	2,250	8,704
Total	$41,756	$4,905	$(5,346)	$4,666	$45,981

Using the ACL software, forecasts were expanded to include gross domestic product (GDP), retail sales and housing price index considerations.  CTBI leverages economic projections from the Federal Open Market Committee to obtain various forecasts for unemployment rate and gross domestic product, the PNC forecast for the Case-Shiller National Home Price Index, and the Wells Fargo forecast for the Advanced Retail Sales.  CTBI has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor, as permitted in ASC 326-20-30-9, over four quarters.

All periods during the reasonable and supportable forecast period are utilizing a forecasted probability of default.  During the ACL software implementation, loss driver analysis was performed during which regression models were built relating default rates of the various segments to the economic factors noted above.  Historical loss data for both CTBI and segment-specific selected peers was incorporated from Federal Financial Institutions Examination Council call report data.  For loss given default, the Frye-Jacobs LGD estimation technique was utilized in the ACL software provided a risk curve that most approximates the asset class under consideration.  Management elected to evaluate internal prepayment experience over a trailing timeframe to determine the appropriate prepayment and curtailment rates to be used in the credit loss estimate.

CTBI continues to use management judgement for qualitative loss factors such as delinquency trends, supervision and administration, quality control exceptions, collateral values, and industry concentrations, although these factors are applied differently in the ACL software.  The software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL quantitative reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation.  The previous model only allowed for a specific basis point allocation determined by management.  In addition to these factors, management has added risk factors related to changes in the nature and volume of the portfolio and terms of loans and changes in the experience, depth, and ability of lending management.  The previous significant event factor has been expanded to reflect changes in international, national, regional and local conditions, as well as the effect of other external factors as noted below.  The previous factors for inherent model risk and levels of nonperforming loans were not incorporated into the ACL software as separate qualitative factors.   The revised qualitative loss factors are as follows:
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

Provision for credit losses for the year ended December 31, 2023 of $6.8 million increased $1.9 million from $4.9 million for the year ended December 31, 2022.  Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2023 was 354.7%, compared to 300.4% at December 31, 2022.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2023 was 1.22%, down from the 1.24% at December 31, 2022.

Management continues to note the continued impact of global uncertainty, the current rate of inflation, the uncertain interest rate environment, and the fact that there is no immediate end foreseen, and these conditions are now part of qualitative factors noted above.  As in previous periods, an allocation was made for delinquency trends, industry concentrations, supervisory and administration, loan exceptions, and collateral values.

Refer to note 1 to the consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	498	1,059	1,557
Commercial real estate nonresidential	0	680	2,270	2,950
Dealer floorplans	0	0	0	0
Commercial other	236	452	162	850
Total commercial loans	236	1,630	3,491	5,357

Real estate mortgage	0	1,996	5,302	7,298
Home equity lines	0	186	557	743
Total residential loans	0	2,182	5,859	8,041

Consumer direct	0	0	15	15
Consumer indirect	0	0	555	555
Total consumer loans	0	0	570	570

Loans and lease financing	$236	$3,812	$9,920	$13,968

	December 31, 2022
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	355	258	613
Commercial real estate nonresidential	0	1,116	1,947	3,063
Dealer floorplans	0	0	0	0
Commercial other	0	982	369	1,351
Total commercial loans	0	2,453	2,574	5,027

Real estate mortgage	0	4,069	4,929	8,998
Home equity lines	0	291	487	778
Total residential loans	0	4,360	5,416	9,776

Consumer direct	0	0	41	41
Consumer indirect	0	0	465	465
Total consumer loans	0	0	506	506

Loans and lease financing	$0	$6,813	$8,496	$15,309

CTBI recognized $43 thousand in interest income on the above nonaccrual loans for the year ended December 31, 2023 compared to $44 thousand for the year ended December 31, 2022.

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of December 31, 2023 and December 31, 2022 (includes loans 90 days past due and still accruing as well):

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$395,765	$395,765
Commercial real estate residential	1,047	275	1,525	2,847	415,096	417,943
Commercial real estate nonresidential	549	332	2,619	3,500	775,137	778,637
Dealer floorplans	0	0	0	0	70,308	70,308
Commercial other	663	494	641	1,798	319,284	321,082
Total commercial loans	2,259	1,101	4,785	8,145	1,975,590	1,983,735

Real estate mortgage	1,323	3,455	6,168	10,946	926,578	937,524
Home equity lines	911	273	707	1,891	145,145	147,036
Total residential loans	2,234	3,728	6,875	12,837	1,071,723	1,084,560

Consumer direct	1,013	118	15	1,146	157,960	159,106
Consumer indirect	4,550	1,029	555	6,134	817,371	823,505
Total consumer loans	5,563	1,147	570	7,280	975,331	982,611

Loans and lease financing	$10,056	$5,976	$12,230	$28,262	$4,022,644	$4,050,906

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$343,640	$343,640
Commercial real estate residential	602	225	574	1,401	371,513	372,914
Commercial real estate nonresidential	2,549	395	2,611	5,555	756,794	762,349
Dealer floorplans	0	0	0	0	77,533	77,533
Commercial other	1,029	850	496	2,375	310,047	312,422
Total commercial loans	4,180	1,470	3,681	9,331	1,859,527	1,868,858

Real estate mortgage	869	3,402	7,067	11,338	813,658	824,996
Home equity lines	786	44	740	1,570	118,970	120,540
Total residential loans	1,655	3,446	7,807	12,908	932,628	945,536

Consumer direct	555	126	41	722	156,782	157,504
Consumer indirect	4,407	764	465	5,636	731,756	737,392
Total consumer loans	4,962	890	506	6,358	888,538	894,896

Loans and lease financing	$10,797	$5,806	$11,994	$28,597	$3,680,693	$3,709,290

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 9.8% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

Commercial other loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from our customers.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio. CTBI’s participation in the CARES Act PPP loan program had previously resulted in a new loan segment of unsecured commercial other loans that are 100% guaranteed by the U.S. Small Business Administration (“SBA”).  As the balances are now less than $1.0 million, these loans have been collapsed into the commercial other segment.  These loans have maturities of either two or three to five years, depending on when the loans were made.  These loans currently have no ACL.

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

The indirect lending area of the bank is generally responsible for purchasing/funding consumer contracts with new and used automobile dealers.  Dealer loan applications are forwarded to the indirect loan processing area for approval or denial.  Loan approvals or denials are based on the creditworthiness and repayment ability of the borrowers, and on the collateral value.  Upon a dealer being funded on an approved loan application and assignment of the retail installment contract to CTB, CTB will have limited recourse with the dealer, as set forth in the CTB dealer agreement.  On occasion, the dealer will execute a separate, full recourse agreement with CTB to obtain customer financing.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$79,651	$144,826	$28,011	$17,664	$40,873	$42,030	$4,042	$357,097
Watch	11,569	2,826	6,835	4,623	3,361	1,648	0	30,862
OAEM	0	3,982	0	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,118	0	1,118
Doubtful	0	0	0	0	0	752	0	752
Total hotel/motel	91,220	151,634	34,846	22,287	44,234	47,502	4,042	395,765

Commercial real estate residential
Risk rating:
Pass	109,304	89,119	98,896	30,972	11,908	36,964	14,700	391,863
Watch	2,317	2,131	473	1,395	721	6,359	124	13,520
OAEM	0	0	0	0	0	63	0	63
Substandard	760	854	4,532	834	285	5,232	0	12,497
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	112,381	92,104	103,901	33,201	12,914	48,618	14,824	417,943

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	149,633	142,580	136,090	68,240	55,850	140,074	31,536	724,003
Watch	552	3,664	6,305	2,347	1,938	6,003	354	21,163
OAEM	2,375	15	0	7,255	0	1,486	0	11,131
Substandard	2,520	1,598	2,538	4,472	2,000	9,199	0	22,327
Doubtful	0	0	0	0	0	13	0	13
Total commercial real estate nonresidential	155,080	147,857	144,933	82,314	59,788	156,775	31,890	778,637

Commercial real estate nonresidential current period gross charge-offs	0	0	(7)	0	0	(287)	0	(294)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	70,308	70,308
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,308	70,308

Commercial other
Risk rating:
Pass	73,115	47,575	40,448	30,033	4,780	22,588	81,791	300,330
Watch	1,138	1,109	569	126	239	635	5,877	9,693
OAEM	29	0	0	0	0	0	30	59
Substandard	4,921	3,581	381	890	211	403	613	11,000
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,203	52,265	41,398	31,049	5,230	23,626	88,311	321,082

Commercial other current period gross charge-offs	(725)	(710)	(302)	(27)	(90)	(46)	0	(1,900)

Commercial loans
Risk rating:
Pass	411,703	424,100	303,445	146,909	113,411	241,655	202,377	1,843,600
Watch	15,576	9,730	14,182	8,491	6,259	14,645	6,355	75,238
OAEM	2,404	3,997	0	7,255	0	3,503	30	17,189
Substandard	8,201	6,033	7,451	6,196	2,496	15,952	613	46,942
Doubtful	0	0	0	0	0	766	0	766
Total commercial loans	$437,884	$443,860	$325,078	$168,851	$122,166	$276,521	$209,375	$1,983,735

Total commercial loans current period gross charge-offs	$(725)	$(710)	$(337)	$(27)	$(90)	$(333)	$0	$(2,222)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$145,262	$36,002	$17,742	$54,328	$13,178	$35,179	$545	$302,236
Watch	7,921	8,996	5,523	3,453	0	13,555	0	39,448
OAEM	0	0	0	0	0	1,956	0	1,956
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	153,183	44,998	23,265	57,781	13,178	50,690	545	343,640

Commercial real estate residential
Risk rating:
Pass	119,826	110,963	38,423	15,467	10,492	36,307	14,297	345,775
Watch	1,474	898	1,675	848	2,136	7,015	152	14,198
OAEM	0	0	0	39	0	0	29	68
Substandard	182	4,289	1,878	346	3,639	2,539	0	12,873
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	121,482	116,150	41,976	16,700	16,267	45,861	14,478	372,914

Commercial real estate nonresidential
Risk rating:
Pass	175,220	171,311	80,932	70,848	44,099	137,575	23,166	703,151
Watch	3,331	5,765	10,090	2,178	1,962	10,022	1,550	34,898
OAEM	19	0	0	0	0	90	0	109
Substandard	1,939	2,537	4,877	3,135	508	10,865	25	23,886
Doubtful	0	0	0	0	0	305	0	305
Total commercial real estate nonresidential	180,509	179,613	95,899	76,161	46,569	158,857	24,741	762,349

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	77,153	77,153
Watch	0	0	0	0	0	0	380	380
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,533	77,533

Commercial other
Risk rating:
Pass	78,846	60,550	34,841	8,922	2,333	23,961	77,355	286,808
Watch	1,622	393	604	217	159	780	6,402	10,177
OAEM	30	0	0	0	0	0	30	60
Substandard	6,090	5,489	885	356	143	758	952	14,673
Doubtful	466	129	0	109	0	0	0	704
Total commercial other	87,054	66,561	36,330	9,604	2,635	25,499	84,739	312,422

Commercial loans
Risk rating:
Pass	519,154	378,826	171,938	149,565	70,102	233,022	192,516	1,715,123
Watch	14,348	16,052	17,892	6,696	4,257	31,372	8,484	99,101
OAEM	49	0	0	39	0	2,046	59	2,193
Substandard	8,211	12,315	7,640	3,837	4,290	14,162	977	51,432
Doubtful	466	129	0	109	0	305	0	1,009
Total commercial loans	$542,228	$407,322	$197,470	$160,246	$78,649	$280,907	$202,036	$1,868,858

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,630	$138,663	$146,293
Nonperforming	0	0	0	0	0	442	301	743
Total home equity lines	0	0	0	0	0	8,072	138,964	147,036

Home equity lines current period gross charge-offs	0	0	0	0	0	(23)	0	(23)

Mortgage loans
Performing	200,442	162,407	159,857	119,772	56,601	231,147	0	930,226
Nonperforming	0	200	151	192	533	6,222	0	7,298
Total mortgage loans	200,442	162,607	160,008	119,964	57,134	237,369	0	937,524

Mortgage loans current period gross charge-offs	0	0	(47)	0	(40)	(53)	0	(140)

Residential loans
Performing	200,442	162,407	159,857	119,772	56,601	238,777	138,663	1,076,519
Nonperforming	0	200	151	192	533	6,664	301	8,041
Total residential loans	$200,442	$162,607	$160,008	$119,964	$57,134	$245,441	$138,964	$1,084,560

Total residential loans current period gross charge-offs	0	0	(47)	0	(40)	(76)	0	(163)

Consumer direct loans
Performing	$63,686	$34,722	$26,250	$15,560	$6,951	$11,922	$0	$159,091
Nonperforming	0	4	11	0	0	0	0	15
Total consumer direct loans	63,686	34,726	26,261	15,560	6,951	11,922	0	159,106

Total consumer direct loans current period gross charge-offs	(65)	(263)	(129)	(37)	(27)	(20)	0	(541)

Consumer indirect loans
Performing	359,049	251,086	109,231	69,319	23,767	10,498	0	822,950
Nonperforming	133	223	157	11	22	9	0	555
Total consumer indirect loans	359,182	251,309	109,388	69,330	23,789	10,507	0	823,505

Total consumer indirect loans current period gross charge-offs	(541)	(2,320)	(1,688)	(492)	(121)	(171)	0	(5,333)

Consumer loans
Performing	422,735	285,808	135,481	84,879	30,718	22,420	0	982,041
Nonperforming	133	227	168	11	22	9	0	570
Total consumer loans	$422,868	$286,035	$135,649	$84,890	$30,740	$22,429	$0	$982,611

Total consumer loans current period gross charge-offs	$(606)	$(2,583)	$(1,817)	$(529)	$(148)	$(191)	$0	$(5,874)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$10,195	$109,567	$119,762
Nonperforming	0	0	0	0	0	502	276	778
Total home equity lines	0	0	0	0	0	10,697	109,843	120,540

Mortgage loans
Performing	176,736	177,469	132,795	62,415	30,473	236,110	0	815,998
Nonperforming	0	282	98	791	422	7,405	0	8,998
Total mortgage loans	176,736	177,751	132,893	63,206	30,895	243,515	0	824,996

Residential loans
Performing	176,736	177,469	132,795	62,415	30,473	246,305	109,567	935,760
Nonperforming	0	282	98	791	422	7,907	276	9,776
Total residential loans	$176,736	$177,751	$132,893	$63,206	$30,895	$254,212	$109,843	$945,536

Consumer direct loans
Performing	$62,239	$42,014	$23,921	$11,166	$6,766	$11,357	$0	$157,463
Nonperforming	25	11	5	0	0	0	0	41
Total consumer direct loans	62,264	42,025	23,926	11,166	6,766	11,357	0	157,504

Consumer indirect loans
Performing	371,079	168,513	116,267	45,748	26,247	9,073	0	736,927
Nonperforming	65	251	96	30	1	22	0	465
Total consumer indirect loans	371,144	168,764	116,363	45,778	26,248	9,095	0	737,392

Consumer loans
Performing	433,318	210,527	140,188	56,914	33,013	20,430	0	894,390
Nonperforming	90	262	101	30	1	22	0	506
Total consumer loans	$433,408	$210,789	$140,289	$56,944	$33,014	$20,452	$0	$894,896
A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings have resumed was $3.5 million at December 31, 2023.  The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings had resumed with restricted parameters was $3.3 million at December 31, 2022.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	December 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,810	$0
Commercial real estate residential	2	5,080	0
Commercial real estate nonresidential	9	21,637	250
Commercial other	2	5,658	0
Total collateral dependent loans	16	$39,185	$250

	December 31, 2022
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$1,168	$0
Commercial real estate residential	4	7,786	0
Commercial real estate nonresidential	8	14,718	200
Commercial other	2	8,926	1,000
Total collateral dependent loans	15	$32,598	$1,200

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The two loans listed in the commercial other segment at December 31, 2023 are collateralized by inventory, equipment, and accounts receivable.  The decrease in the specific reserve for the commercial other category was due to both principal pay downs during 2023 and additional collateral.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by class of loans and concession granted, are presented below for the year ended December 31, 2023:
	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at December 31, 2023	% of total	Amortized Cost at December 31, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	534	0.13	1,788	0.43
Commercial real estate nonresidential	4,504	0.58	5,342	0.69
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	6,025	1.88
Commercial loans	5,038	0.25	13,155	0.66

Real estate mortgage	581	0.06	5,431	0.58
Home equity lines	0	0.00	246	0.17
Residential loans	581	0.05	5,677	0.52

Consumer direct	0	0.00	165	0.10
Consumer indirect	0	0.00	334	0.04
Consumer loans	0	0.00	499	0.05

Loans and lease financing	$5,619	0.14%	$19,331	0.48%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at December 31, 2023	% of total	Amortized Cost at December 31, 2023	% of total
Hotel/motel	$0	0.00%	$1,955	0.49%
Commercial real estate residential	0	0.00	218	0.05
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	29	0.01	288	0.09
Commercial loans	29	0.00	2,461	0.01

Real estate mortgage	1,101	0.12	0	0.00
Home equity lines	125	0.09	42	0.03
Residential loans	1,226	0.11	42	0.00

Consumer direct	0	0.00	18	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	18	0.00

Loans and lease financing	$1,255	0.03%	$2,521	0.06%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact

Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.8%	Added a weighted-average 0.5 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 0.1 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 3.0 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.0% to 4.4%	Added a weighted-average 2.8 years to life of the loans

Home equity lines		Added a weighted-average 6.1 years to life of the loans

Consumer direct		Removed a weighted-average 0.8 years to life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact

Hotel/motel		Provided payment changes that will be added to the end of the original loan term

Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential

Dealer floorplans

Commercial other	Reduced weighted-average contractual interest rate from 12.8% to 11.3% and increased the weighted-average life by 2.9 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.3% to 5.8% and increased the weighted-average life by 12.2 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.4% to 8.1% and increased the weighted-average life by 9.3 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

Presented below, segregated by class of loans, are TDRs that occurred during the year ended December 31, 2022:

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

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $16 thousand and $40 thousand at December 31, 2023 and 2022, respectively, on loans that were considered TDRs.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If a loan modified in a TDR subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of modified loans to borrowers experiencing financial difficulty as of December 31, 2023.

	Past Due Status (Amortized Cost Basis)
	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,955	$0	$0	$0
Commercial real estate residential	2,128	412	0	0
Commercial real estate nonresidential	9,846	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	5,683	371	0	287
Real estate mortgage	6,382	0	361	370
Home equity lines	361	0	32	21
Consumer direct	159	24	0	0
Consumer indirect	303	31	0	0
Total	$26,817	$838	$393	$678

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  Presented below, segregated by class of loans, are loans that were modified as TDRs during the year ended December 31, 2022 that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

(in thousands)	Year Ended December 31, 2022
	Number of Loans	Recorded Balance
Residential:
Real estate mortgage	2	$751
Total defaulted restructured loans	2	$751

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of December 31, 2023 and December 31, 2022, the total unfunded commitment off-balance sheet credit exposure was $1.5 million and $0.7 million, respectively.
5. Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, MSRs are carried at fair market value.  The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2023	2022	2021
Net gain on sale of mortgage loans held for sale	$395	$1,525	$6,820
Net loan servicing income:
Servicing fees	2,080	2,226	2,058
Late fees	81	78	67
Ancillary fees	36	94	848
Fair value adjustments	(965)	1,069	428
Net loan servicing income	1,232	3,467	3,401
Mortgage banking income	$1,627	$4,992	$10,221

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $725 million, $783 million, and $807 million at December 31, 2023, 2022, and 2021, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2.5 million, $3.0 million, and $2.6 million at December 31, 2023, 2022, and 2021, respectively.

Activity for capitalized MSRs using the fair value method is as follows:

(in thousands)	2023	2022	2021
Fair value of MSRs, beginning of year	$8,468	$6,774	$4,068
New servicing assets created	162	625	2,278
Change in fair value during the year due to:
Time decay (1)	(430)	(450)	(259)
Payoffs (2)	(347)	(429)	(587)
Changes in valuation inputs or assumptions (3)	(188)	1,948	1,274
Fair value of MSRs, end of year	$7,665	$8,468	$6,774

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized MSRs were $7.7 million, $8.5 million, and $6.8 million at December 31, 2023, 2022, and 2021, respectively.  Fair values for the years ended December 31, 2023, 2022, and 2021 were determined by third-party valuations with a resulting 10.0% average discount rate in each of the years 2023 and 2022 compared to the 10.1% average discount rate in 2021 and weighted average default rates of 0.95%, 1.24%, and 1.39%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 7.5%, 7.1%, and 10.0% at December 31, 2023, 2022, and 2021, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of our MSR portfolio.

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

Activity for related party extensions of credit during 2023 and 2022 is as follows:

(in thousands)	2023	2022
Related party extensions of credit, beginning of year	$42,067	$45,022
New loans and advances on lines of credit	980	1,813
Repayments	(7,502)	(4,749)
Decrease due to changes in related parties	(230)	(19)
Related party extensions of credit, end of year	$35,315	$42,067

The aggregate balances of related party deposits at December 31, 2023 and 2022 were $28.3 million and $27.9 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and our subsidiaries during the years 2023, 2022, and 2021.  Approximately $0.4 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.5 million total, were paid to this law firm during each of the years 2023, 2022, and 2021.

7.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2023	2022
Land and buildings	$82,929	$81,345
Leasehold improvements	4,858	4,797
Furniture, fixtures, and equipment	39,695	43,531
Construction in progress	2,790	589
Total premises and equipment	130,272	130,262
Less accumulated depreciation and amortization	(84,961)	(87,629)
Premises and equipment, net	$45,311	$42,633

Depreciation and amortization of premises and equipment for 2023, 2022, and 2021 was $3.6 million, $3.3 million, and $3.2 million, respectively.

8.  Other Real Estate Owned

Activity for other real estate owned was as follows:

(in thousands)	2023	2022
Beginning balance of other real estate owned	$3,671	$3,486
New assets acquired	658	2,433
Capitalized costs	47	73
Fair value adjustments	(211)	(285)
Sale of assets	(2,549)	(2,036)
Ending balance of other real estate owned	$1,616	$3,671

Carrying costs and fair value adjustments associated with foreclosed properties were $0.3 million, $0.5 million, and $1.4 million for 2023, 2022, and 2021, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2023	2022
1-4 family	$827	$859
Construction/land development/other	383	867
Multifamily	0	0
Non-farm/non-residential	406	1,945
Total foreclosed properties	$1,616	$3,671

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2023	2022
Noninterest bearing deposits	$1,260,690	$1,394,915
Interest bearing demand deposits	123,927	112,265
Money market deposits	1,525,537	1,348,809
Savings	535,063	654,380
Certificates of deposit and other time deposits of $100,000 or more	766,691	531,424
Certificates of deposit and other time deposits less than $100,000	512,714	384,350
Total deposits	$4,724,622	$4,426,143

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2023 and 2022 were $318.0 million and $203.7 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2023
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$766,691	$704,535	$39,134	$5,503	$4,022	$13,497	$0
Certificates of deposit and other time deposits less than $100,000	512,714	460,426	28,547	9,474	7,994	5,924	349
Total maturities	$1,279,405	$1,164,961	$67,681	$14,977	$12,016	$19,421	$349

10.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2023	2022
Repurchase agreements	$225,245	$215,431
Federal funds purchased	500	500
Total short-term debt	$225,745	$215,931

All federal funds purchased mature and reprice daily.  See note 11 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2023 were 5.30% and 4.52%, respectively.

The maximum balance for repurchase agreements at any month-end during 2023 occurred at October 31, 2023, with a month-end balance of $234.3 million.  The average balance of repurchase agreements for the year was $219.0 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2023	2022
Junior subordinated debentures, 7.23%, due 6/1/37	$57,841	$57,841
Loan related borrowings, 3.25%, due 9/17/44	6,400	0
Total long-term debt	$64,241	$57,841

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

As mentioned above, CTBI received notice from the trustee of the trust subsidiary that the TRUPS Documents issued by the trust subsidiary do not provide a Replacement Rate or include other fallback provisions which would apply on the LIBOR Replacement Date.  Therefore, the 3-month CME Term SOFR or 6-month CME Term SOFR as adjusted by the relevant spread adjustment, which is 0.26161 percent or 0.42826 percent, shall be the benchmark replacement for the Applicable LIBOR in the TRUPS Documents.

On November 29, 2023, the coupon rate was set at 7.2287% for the March 1, 2024 distribution date, which was based on the 3-month CME Term SOFR rate as of November 29, 2023 of 5.37709% plus 0.26161% spread adjustment plus 1.59%.

CTB sold the guaranteed portion of a loan in a transaction that did not meet the accounting requirements to qualify for recognition as a sold loan.  The gross amount of the loan is recognized in the loan portfolio as an earning asset and the sold portion is recognized as a loan related borrowing.  Repayment of the liability will be provided by the loan payments made by the loan customer.  The principal amount is also guaranteed by the SBA.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $296.6 million and $273.8 million at December 31, 2023 and December 31, 2022, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022 is presented in the following tables:

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,156	$19	$1,817	$23,640	$46,632
State and political subdivisions	98,053	481	5,962	3,219	107,715
U.S. government sponsored agency mortgage-backed securities	17,538	0	41,521	9,269	68,328
Asset-backed securities	2,570	0	0	0	2,570
Total	$139,317	$500	$49,300	$36,128	$225,245

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,679	$34	$2,979	$1,832	$26,524
State and political subdivisions	96,627	466	9,634	2,140	108,867
U.S. government sponsored agency mortgage-backed securities	17,964	0	52,387	9,385	79,736
Asset-backed securities	304	0	0	0	304
Total	$136,574	$500	$65,000	$13,357	$215,431

12.  Advances from Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2023	2022
Monthly amortizing	$334	$355
Total FHLB advances	$334	$355

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2023
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.05%	$334	$22	$20	$21	$20	$21	$230

At December 31, 2023, CTBI had monthly amortizing FHLB advances totaling $0.3 million at a weighted average interest rate of 0.05%.

Advances totaling $0.3 million at December 31, 2023 were collateralized by FHLB stock of $4.7 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2023, CTBI had a $493.2 million FHLB borrowing capacity with $0.3 million in advances and $16.7 million in letters of credit used for public fund pledging leaving $476.2 million available for additional advances.  The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.05%.  The advances are subject to restrictions or penalties in the event of prepayment.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2023	2022	2021
Current federal income tax expense	$14,954	$14,882	$16,160
Current state income tax expense	4,901	1,096	4,214
Deferred federal income tax expense	382	194	1,138
Deferred state income tax expense	327	3,056	1,192
Total income tax expense	$20,564	$19,228	$22,704

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2023		2022		2021
Computed at the statutory rate	$20,699	21.00%	$21,219	21.00%	$23,235	21.00%
Adjustments resulting from:
Tax-exempt interest	(637)	(0.65)	(717)	(0.70)	(690)	(0.62)
Housing and new markets credits	(3,205)	(3.25)	(3,105)	(3.07)	(3,939)	(3.56)
Bank owned life insurance	(496)	(0.50)	(367)	(0.36)	(382)	(0.35)
ESOP dividend deduction	(259)	(0.26)	(240)	(0.24)	(233)	(0.21)
Stock option exercises and restricted stock vesting	(8)	(0.01)	(1)	0.00	25	0.02
State income taxes	4,131	4.19	3,281	3.25	4,270	3.86
Split dollar life insurance	126	0.13	(184)	(0.19)	212	0.19
Other	213	0.21	(658)	(0.66)	206	0.19
Total	$20,564	20.86%	$19,228	19.03%	$22,704	20.52%

The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$12,361	$11,472
Interest on nonaccrual loans	277	362
Accrued expenses	1,633	2,969
Unrealized losses on AFS securities	34,311	45,339
Allowance for other real estate owned	49	223
Lease liabilities	4,090	4,398
Other	790	485
Total deferred tax assets	53,511	65,248

Deferred tax liabilities:
Depreciation and amortization	(14,927)	(14,859)
FHLB stock dividends	(341)	(827)
Loan fee income	(1,519)	(1,136)
Mortgage servicing rights	(1,912)	(2,113)
Limited partnership investments	(843)	(710)
Right of use assets	(3,918)	(4,259)
Other	(1,910)	(1,466)
Total deferred tax liabilities	(25,370)	(25,370)

Net deferred tax asset	$28,141	$39,878

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2020, and state and local income tax examinations by tax authorities for years before 2019.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense. CTBI files consolidated income tax returns with our subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available for participant contributions to all employees (age 21 and over) who are credited with 90 days of service and for employer matching as described below at one year of service (12 consecutive month period with at least 1,000 hours).  The company match will continue to begin with one year of credited service.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay.  CTBI may, at our discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.2 million, $1.2 million, and $1.1 million for the three years ended December 31, 2023, 2022, and 2021, respectively.  The 401(k) Plan owned 367,106, 348,859, and 445,562 shares of CTBI’s common stock at December 31, 2023, 2022, and 2021, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $1.8 million, $1.7 million, and $1.8 million for the three years ended December 31, 2023, 2022, and 2021, respectively.  The ESOP owned 772,351, 734,677, and 774,562 shares of CTBI’s common stock at December 31, 2023, 2022, and 2021, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2023, CTBI maintained one active and one inactive incentive stock ownership plan covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 348,146 of which were available at December 31, 2023.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans.  The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.  The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2023:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	20	$32.27	348	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			348

(a)
Under the 2015 Plan, 550,000 shares are authorized for issuance; 206,949 have been issued as of December 31, 2023.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  Additional shares will not be issued pursuant to awards granted from prior plans.

(b)	Not applicable.
(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.
(d)
No performance units payable in stock had been issued as of December 31, 2023.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The following table details the shares available for future issuance under the 2015 Plan at December 31, 2023.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2023	400,221
Stock option grants	0
Restricted stock grants	(52,865)
Forfeitures	790
Shares available for future issuance at December 31, 2023	348,146

There were no stock options granted in 2023, 2022, or 2021.

The 2015 Plan:

There was no stock option activity for the 2015 Plan for the years ended December 31, 2023, 2022, and 2021.

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2023, 2022, and 2021:

December 31	2023		2022		2021
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	68,137	$44.13	47,063	$42.90	55,551	$44.04
Granted	52,865	43.10	50,438	45.15	9,193	38.70
Vested	(23,372)	43.32	(29,364)	43.92	(17,681)	44.31
Forfeited	(790)	44.87	0	-	0	-
Outstanding at end of year	96,840	$43.75	68,137	$44.13	47,063	$42.90

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2023, 2022, and 2021 is summarized as follows:

December 31	2023		2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$32.27	20,000	$32.27	20,000	$32.27
Granted	0	0	0	0	0	0
Exercised	0	0	0	0	0	0
Forfeited/expired	0	0	0	0	0	0
Outstanding at end of year	20,000	$32.27	20,000	$32.27	20,000	$32.27

Exercisable at end of year	20,000	$32.27	20,000	$32.27	20,000	$32.27

There were no nonvested options at December 31, 2023. Incentive stock options are exercisable four years from grant date, and management retention stock options are exercisable five years from grant date.  All outstanding options as of December 31, 2023 are management retention stock options.  Stock options expire 10 years from the grant date if not exercised within that timeframe.

The weighted average remaining contractual term in years of the options outstanding at December 31, 2023 was 1.1 years.

There were no options granted from the 2006 Plan during the years 2023, 2022, and 2021.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2023, 2022, and 2021:

(in thousands)	2023	2022	2021
Options exercised	$0	$0	$0
Options exercisable	232	273	227
Outstanding options	232	273	227

There was no restricted stock activity for the 2006 Plan for the years ended December 31, 2023, 2022, and 2021.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2023, 2022, and 2021 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2023, 2022, and 2021.

(in thousands)	2023	2022	2021
Unrecognized compensation cost of nonvested share-based compensation arrangements granted under the plan at year-end	$2,954	$2,108	$1,093
Total fair value of shares vested for the year	974	1,306	664
Cash received from option exercises under all share-based payment arrangements for the year	0	0	0
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	0	0	0

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2023 is expected to be recognized over a weighted-average period of 3.0 years.

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

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance lease cost:
Amortization of right-of-use assets – finance leases	$166	$64
Interest on lease liabilities – finance leases	118	70
Total finance lease cost	284	134

Short-term lease cost	92	85

Operating lease cost	1,888	1,838

Total lease cost	2,264	2,057

Sublease income	(273)	(249)

Net lease cost	$1,991	$1,808

Supplemental cash flow information related to CTBI’s operating and finance leases for the years ended December 31, 2023 and 2022 was as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance lease – operating cash flows	$128	$67
Finance lease – financing cash flows	$33	$24
Operating lease – operating cash flows (fixed payments)	$1,889	$1,760
Operating lease – operating cash flows (liability reduction)	$1,455	$1,424
New right-of-use assets – operating leases	$358	$3,469
New right-of-use assets – finance leases	$0	$2,070

Weighted average lease term – financing leases	26.12 years	27.10 years
Weighted average lease term – operating leases	13.20 years	13.84 years
Weighted average discount rate – financing leases	4.90%	4.90%
Weighted average discount rate – operating leases	3.56%	3.55%

Maturities of lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$1,877	$154
2025	1,782	159
2026	1,774	170
2027	1,656	174
2028	1,257	179
Thereafter	8,137	6,070
Total lease payments	16,483	6,906
Less imputed interest	(3,525)	(3,471)
Total	$12,958	$3,435

Maturities of lease liabilities as of December 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$1,878	$151
2024	1,853	155
2025	1,748	160
2026	1,731	171
2027	1,620	175
Thereafter	9,393	6,362
Total lease payments	18,223	7,174
Less imputed interest	(4,063)	(3,706)
Total	$14,160	$3,468

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2023 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$354,817	$336,285	$18,532	$0
State and political subdivisions	264,945	0	264,945	0
U.S. government sponsored agency mortgage-backed securities	456,736	0	456,736	0
Asset-backed securities	87,226	0	87,226	0
Equity securities at fair value	3,158	0	0	3,158
Mortgage servicing rights	7,665	0	0	7,665

(in thousands)		Fair Value Measurements at December 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$381,932	$346,265	$35,667	$0
State and political subdivisions	265,102	0	265,102	0
U.S. government sponsored agency mortgage-backed securities	520,085	0	520,085	0
Asset-backed securities	89,107	0	89,107	0
Equity securities at fair value	2,166	0	0	2,166
Mortgage servicing rights	8,468	0	0	8,468

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2023 and December 31, 2022.  There have been no significant changes in the valuation techniques during the year ended December 31, 2023.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2023 and December 31, 2022, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

(in thousands)	2023		2022
	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$2,166	$8,468	$2,253	$6,774
Total unrealized gains (losses)
Included in net income	992	(188)	(87)	1,948
Issues	0	162	0	625
Settlements	0	(777)	0	(879)
Ending balance	$3,158	$7,665	$2,166	$8,468

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$992	$(188)	$(87)	$1,948

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2023	2022
Total gains (losses)	$27	$982

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2023 and December 31, 2022 and indicate the level within the fair value hierarchy of the valuation techniques.

(in thousands)		Fair Value Measurements at December 31, 2023 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,397	$0	$0	$8,397
Other real estate owned	205	0	0	205

(in thousands)		Fair Value Measurements at December 31, 2022 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$2,703	$0	$0	$2,703
Other real estate owned	570	0	0	570

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $0.3 million and $1.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on OREO disclosed above were $0.1 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2023 and December 31, 2022.

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,158	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 – Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,665	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.5%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$8,397	Market comparable properties	Marketability discount	10.9% - 19.6% (12.2%)

Other real estate owned	$205	Market comparable properties	Comparability adjustments	10.0% - 23.9% (17.5%)

(in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$2,166	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$8,468	Discount cash flows, computer pricing model	Constant prepayment rate	6.5% - 28.0% (7.1%)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$2,703	Market comparable properties	Marketability discount	52.0% - 52.0% (52.0%)

Other real estate owned	$570	Market comparable properties	Comparability adjustments	10.0% - 30.6% (10.9%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5875 and the most recent dividend rate of 0.8255 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2023 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2023 were measured using an exit price notion.

(in thousands)		Fair Value Measurements at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$271,400	$271,400	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,163,724	336,285	827,439	0
Equity securities at fair value	3,158	0	0	3,158
Loans held for sale	152	154	0	0
Loans, net	4,001,363	0	0	3,745,477
Federal Home Loan Bank stock	4,712	0	4,712	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	23,575	0	23,575	0

Financial liabilities:
Deposits	$4,724,622	$1,260,690	$3,480,806	$0
Repurchase agreements	225,245	0	0	225,187
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	334	0	349	0
Long-term debt	64,241	0	0	50,326
Accrued interest payable	7,389	0	7,389	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, 2023 and 2022, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2023	2022
Standby letters of credit	$38,861	$34,721
Commitments to extend credit	997,158	839,549
Total off-balance sheet financial instruments	$1,036,019	$874,270

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2023, we maintained a credit loss reserve recorded in other liabilities of approximately $0.2 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the ACL.  Approximately 71% of the total standby letters of credit are secured, with $22.4 million of the total $27.5 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2023, a credit loss reserve recorded in other liabilities of $1.5 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2023 of $176.4 million had interest rates ranging predominantly from 4.0% to 8.75% and terms of predominantly one year or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2023.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of our mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  Total mortgage loans in the process of origination amounted to $0.4 million and $1.8 million at December 31, 2023 and 2022, respectively, and mortgage loans held for sale amounted to $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee. CTBI is continuing to manage all components of our portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the ACL are not exceeded.  At December 31, 2023 and 2022, our concentrations of hospitality industry credits were 62% and 60% of Tier 1 Capital plus the ACL, respectively.  Lessors of residential buildings and dwellings were 46% and 41% for each period end, respectively, and lessors of non-residential buildings credits were 35% for each period end.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2023 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

On May 31, 2023, Progress Software Corporation published information related to a vulnerability in its software tool MOVEit Transfer (“MOVEit”).  CTBI does not use MOVEit on its internal networks.  However, on Wednesday, August 9, 2023, CTBI received written notice from a third party prominent financial institution vendor that certain of CTBI’s customer data was potentially accessed due to the vendor’s utilization of MOVEit in its service offering to CTBI.  Based on the investigation to date, including information provided from the vendor, CTBI’s customers could have had personal information copied through the cyberattack.  The vendor confirmed that it implemented the recommended patches released by Progress Software Corporation for the MOVEit platform.  CTBI worked with the vendor to determine the potentially impacted customers and the extent of information potentially exposed, and CTBI is notifying potentially affected customers appropriately.  The incident did not impact the ongoing operations of CTBI, and CTBI carries cyber insurance which it expects to cover many of the costs related to the incident.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2024, approximately $105.7 million plus any 2024 net profits can be paid by CTB without prior regulatory approval.

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

In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement was increased to 8.5% for the calendar year before returning to 9% in calendar year 2022. CTBI’s and CTB’s CBLR ratios as of December 31, 2023 and 2022 are disclosed below.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
CBLR	$797,672	13.69%	$524,234	9.00%

As of December 31, 2022:
CBLR	$750,159	13.55%	$498,148	9.00%

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
CBLR	$766,180	13.22%	$521,612	9.00%

As of December 31, 2022:
CBLR	$714,727	12.98%	$495,727	9.00%

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2023	2022
Assets:
Cash on deposit	$3,183	$2,933
Investment in and advances to subsidiaries	759,048	679,425
Goodwill	4,973	4,973
Premises and equipment, net	237	133
Deferred tax asset	434	260
Other assets	49	4,808
Total assets	$767,924	$692,532

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	4,375	3,144
Total liabilities	65,716	64,485

Shareholders’ equity	702,208	628,047

Total liabilities and shareholders’ equity	$767,924	$692,532

Condensed Statements of Income and Comprehensive Income (Loss)

(in thousands) Year Ended December 31	2023	2022	2021
Income:
Dividends from subsidiaries	$29,931	$31,544	$33,319
Other income	1,400	710	482
Total income	31,331	32,254	33,801

Expenses:
Interest expense	4,287	2,060	1,090
Depreciation expense	125	75	70
Other expenses	4,718	4,833	5,878
Total expenses	9,130	6,968	7,038

Income before income taxes and equity in undistributed income of subsidiaries	22,201	25,286	26,763
Income tax benefit	(2,012)	(1,808)	(1,700)
Income before equity in undistributed income of subsidiaries	24,213	27,094	28,463
Equity in undistributed income of subsidiaries	53,791	54,720	59,476

Net income	$78,004	$81,814	$87,939

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	36,863	(168,060)	(24,827)
Less: Reclassification adjustments for realized gains (losses) included in net income	4	(81)	60
Tax expense (benefit)	11,028	(43,675)	(6,471)
Other comprehensive income (loss), net of tax	25,831	(124,304)	(18,416)
Comprehensive income (loss)	$103,835	$(42,490)	$69,523

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2023	2022	2021
Cash flows from operating activities:
Net income	$78,004	$81,814	$87,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125	76	69
Equity in undistributed earnings of subsidiaries	(53,791)	(54,720)	(59,476)
Deferred taxes	(174)	630	3,759
Stock-based compensation	1,576	1,366	850
Gains on sale of assets, net	(48)	0	0
Changes in:
Other assets	4,758	611	(5,403)
Other liabilities	1,039	(1,115)	1,037
Net cash provided by operating activities	31,489	28,662	28,775

Cash flows from investing activities:
Net purchases of premises and equipment	(229)	(95)	(66)
Proceeds from sale and retirement of premises and equipment	48	0	0
Net cash used in investing activities	(181)	(95)	(66)

Cash flows from financing activities:
Issuance of common stock	1,129	1,041	965
Dividends paid	(32,187)	(29,938)	(27,916)
Net cash used in financing activities	(31,058)	(28,897)	(26,951)

Net increase (decrease) in cash and cash equivalents	250	(330)	1,758
Cash and cash equivalents at beginning of year	2,933	3,263	1,505
Cash and cash equivalents at end of year	$3,183	$2,933	$3,263

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

For more information related to our components of noninterest income, see the Consolidated Statements of Income and Comprehensive Income above.

23.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31 (in thousands except per share data)	2023	2022	2021
Numerator:
Net income	$78,004	$81,814	$87,939

Denominator:
Basic earnings per share:
Weighted average shares	17,887	17,836	17,786
Diluted earnings per share:
Dilutive effect of equity grants	13	15	18
Adjusted weighted average shares	17,900	17,851	17,804

Earnings per share:
Basic earnings per share	$4.36	$4.59	$4.94
Diluted earnings per share	4.36	4.58	4.94

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2023, 2022, and 2021.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

24.  Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the years ended December 31, 2023, 2022, and 2021 were:

	Amounts Reclassified from AOCI
Year Ended December 31 (in thousands)	2023	2022	2021
Affected line item in the statements of income
Securities gains (losses)	$4	$(81)	$60
Tax expense (benefit)	1	(21)	16
Total reclassifications out of AOCI	$3	$(60)	$44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
The Company’s loan portfolio totaled $4.1 billion as of December 31, 2023 and the associated allowance for credit losses (“ACL”) was $49.5 million.  As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company estimates the ACL at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Expected credit losses are measured on a collective (pool) basis using a discounted cash flow method when the financial assets share similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation.  The Company uses discounted cash flow loss rate methodologies for all loan segments.  The expected cash flows are modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive the Company’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, and underwriting exceptions.
We identified the valuation of the ACL as a critical audit matter.  The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the qualitative factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.
Our audit procedures related to the estimated ACL included the following procedures, among others.
•	Obtained an understanding of the Company’s process for establishing the ACL, including the qualitative and forecast factor adjustments of the ACL

•	Evaluated the design and tested the operating effectiveness of internal controls relating to management’s determination of the ACL, including controls over:

o	Management’s process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ACL
o	Management’s review of reliability and accuracy of data used to calculate and estimate the various components of the ACL, including accuracy of the calculation

•	Evaluated the reasonableness of management’s application of qualitative factor adjustments to historical loss rates in the ACL, including:
o	Evaluated completeness and accuracy of the information utilized as a basis for the qualitative factors to third party or internal sources
o	Evaluated the relevance of inputs in the calculation utilized as a basis for the qualitative factors
o	Inspected overall trends in credit quality by comparing the Company’s year-over-year changes in qualitative factors and the ACL

•	Evaluated the mathematical accuracy of formulas used in setting qualitative factors and application of the factors to loan segments

/s/ FORVIS, LLP
We have served as Community Trust Bancorp, Inc.’s auditor since 2006.
Louisville, Kentucky
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky
Opinion on the Internal Control over Financial Reporting
We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Louisville, Kentucky
February 28, 2024

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2023, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2023 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2023.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2023.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2023 has been audited by FORVIS, LLP (formerly BKD, LLP), an independent registered public accounting firm that audited CTBI’s consolidated financial statements included in this annual report.

February 28, 2024	/s/ Mark A. Gooch
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or our subsidiaries.  At December 31, 2023, we maintained one active and one inactive incentive stock option plan covering key employees.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015.  The 2015 Plan has 550,000 shares authorized, 348,146 of which were available at December 31, 2023.  Shares issuable pursuant to awards which were granted under the prior plans on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the prior plans. The shares of common stock reserved for issuance under the prior plans in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the prior plans may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2015 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:	20	$32.27	348
Stock options
Equity compensation plans not approved by shareholders	0	--	0

Total			348

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements contained herein.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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

4.1
Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 {incorporated herein by reference to Exhibit 4.1 of Form 10-K for the fiscal year ended December 31, 2021 under SEC file no. 000-111-29}

10.1*
Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.2*
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.3*	Community Trust Bancorp, Inc. 1998 Stock Option Plan {incorporated by reference to registration statement no. 333-74217}

10.4*	Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated by reference to Proxy Statement dated March 24, 2006}

10.5*
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29}

10.6*	Senior Management Incentive Compensation Plan (2024) {incorporated herein by reference to Exhibit 10.7 of current report on Form 8-K dated January 23, 2024}

10.7*	Restricted Stock Agreement {incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.8*	Employee Incentive Compensation Plan (2024) {incorporated herein by reference to Exhibit 10.9 of current report on Form 8-K dated January 23, 2024}

10.9*	Amendment to the Community Trust Bancorp, Inc. 2006 Stock Ownership Incentive Plan {incorporated herein by reference to Exhibit 10.10 of current report on Form 8-K dated January 24, 2012}

10.10*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated herein by reference to registration statement no. 333-208053}

10.11*	Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to Exhibit 10.22 of current report on Form 8-K dated January 25, 2022}

10.12*
Amendment to Community Trust Bancorp, Inc. 2022 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to Exhibit 10.23 of current report on Form 8-K dated February 3, 2022}

10.13*	Community Trust Bancorp, Inc. 2023 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to Exhibit 10.24 of current report on Form 8-K dated January 24, 2023}

10.14*	Community Trust Bancorp, Inc. 2024 Executive Committee Long-Term Incentive Compensation Plan {incorporated herein by reference to Exhibit 10.21 of current report on Form 8-K dated January 23, 2024}

21+	Subsidiaries of the Registrant

23.1+	Consent of FORVIS, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1+	Certification of Mark A. Gooch, Vice Chairman, President, and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97+	Community Trust Bancorp, Inc. Policy for the Recovery of Erroneously Awarded Compensation

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013 {incorporated by reference to registration statement no. 333-193011}

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

COMMUNITY TRUST BANCORP, INC.

February 28, 2024	By:	/s/ Mark A. Gooch
Mark A. Gooch
Vice Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2024	/s/ M. Lynn Parrish	Chairman of the Board
M. Lynn Parrish

February 28, 2024	/s/ Mark A. Gooch	Vice Chairman, President, and Chief Executive Officer
Mark A. Gooch

February 28, 2024	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2024	/s/ Charles J. Baird	Director
Charles J. Baird

February 28, 2024	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 28, 2024	/s/ Eugenia “Crit” Luallen	Director
Eugenia “Crit” Luallen

February 28, 2024	/s/ Ina Michelle Matthews	Director
Ina Michelle Matthews

February 28, 2024	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2024	/s/ Franky Minnifield	Director
Franky Minnifield

February 28, 2024	/s/ Jefferson F. Sandlin	Director
Jefferson F. Sandlin

February 28, 2024	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

February 28, 2024	/s/ Chad C. Street	Director
Chad C. Street

February 28, 2024	/s/ Lillian (Kay) Webb	Director
Lillian (Kay) Webb