Form 10-Q
period 2024-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2024-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Common stock – 18,026,091 shares outstanding at April 30, 2024

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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2023 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) March 31 2024	December 31 2023
Assets:
Cash and due from banks	$55,841	$58,833
Interest bearing deposits	237,457	212,567
Cash and cash equivalents	293,298	271,400

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,253,750 and $1,301,244, respectively)	1,111,505	1,163,724
Equity securities at fair value	3,529	3,158
Loans held for sale	57	152

Loans	4,161,175	4,050,906
Allowance for credit losses	(50,571)	(49,543)
Net loans	4,110,604	4,001,363

Premises and equipment, net	46,595	45,311
Operating right-of-use assets	12,433	12,607
Finance right-of-use assets	3,067	3,096
Federal Home Loan Bank stock	4,440	4,712
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	101,178	101,461
Mortgage servicing rights	7,792	7,665
Other real estate owned	1,266	1,616
Deferred tax asset	29,917	28,141
Accrued interest receivable	23,532	23,575
Other assets	30,420	31,093
Total assets	$5,850,255	$5,769,696

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,274,583	$1,260,690
Interest bearing	3,509,687	3,463,932
Total deposits	4,784,270	4,724,622

Repurchase agreements	234,671	225,245
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	329	334
Long-term debt	64,185	64,241
Operating lease liability	12,771	12,958
Finance lease liability	3,437	3,435
Accrued interest payable	9,365	7,389
Other liabilities	33,003	28,764
Total liabilities	5,142,531	5,067,488

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2024 – 18,019,349; 2023 – 17,999,840	90,096	89,999
Capital surplus	231,626	231,130
Retained earnings	492,869	484,400
Accumulated other comprehensive loss, net of tax	(106,867)	(103,321)
Total shareholders’ equity	707,724	702,208

Total liabilities and shareholders’ equity	$5,850,255	$5,769,696

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2024	2023
Interest income:
Interest and fees on loans, including loans held for sale	$64,716	$51,947
Interest and dividends on securities
Taxable	6,730	6,758
Tax exempt	659	682
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	209	174
Interest on Federal Reserve Bank deposits	2,591	1,350
Other, including interest on federal funds sold	97	84
Total interest income	75,002	60,995

Interest expense:
Interest on deposits	27,676	14,391
Interest on repurchase agreements and federal funds purchased	2,575	1,616
Interest on advances from Federal Home Loan Bank	0	43
Interest on long-term debt	1,160	1,029
Total interest expense	31,411	17,079

Net interest income	43,591	43,916
Provision for credit losses	2,656	1,116
Net interest income after provision for credit losses	40,935	42,800

Noninterest income:
Deposit related fees	7,011	7,287
Gains on sales of loans, net	45	121
Trust and wealth management income	3,517	3,079
Loan related fees	1,352	845
Bank owned life insurance	1,292	858
Brokerage revenue	490	348
Securities gains	371	218
Other noninterest income	1,056	926
Total noninterest income	15,134	13,682

Noninterest expense:
Officer salaries and employee benefits	4,241	4,152
Other salaries and employee benefits	15,881	14,756
Occupancy, net	2,378	2,302
Equipment	650	726
Data processing	2,518	2,303
Bank franchise tax	424	419
Legal fees	218	268
Professional fees	614	548
Advertising and marketing	577	820
FDIC insurance	642	606
Repossession expense	226	231
Other noninterest expense	3,851	4,759
Total noninterest expense	32,220	31,890

Income before income taxes	23,849	24,592
Income taxes	5,170	5,279
Net income	18,679	19,313

Other comprehensive gain (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,725)	24,716
Less: Reclassification adjustments for realized gains included in net income	0	4
Tax expense (benefit)	(1,179)	7,997
Other comprehensive gain (loss), net of tax	(3,546)	16,715
Comprehensive income	$15,133	$36,028

Basic earnings per share	$1.04	$1.08
Diluted earnings per share	$1.04	$1.08

Weighted average shares outstanding-basic	17,926	17,872
Weighted average shares outstanding-diluted	17,943	17,884

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				18,679		18,679
Other comprehensive loss					(3,546)	(3,546)
Cash dividends declared ($0.46 per share)				(8,249)		(8,249)
Issuance of common stock	29,026	145	146			291
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,408)	(112)	112			0
Forfeiture of restricted stock	(2,109)	(11)	11			0
Stock-based compensation			302			302
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, March 31, 2024	18,019,349	$90,096	$231,626	$492,869	$(106,867)	$707,724

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				19,313		19,313
Other comprehensive income					16,715	16,715
Cash dividends declared ($0.44 per share)				(7,865)		(7,865)
Issuance of common stock	26,118	131	147			278
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(20,128)	(101)	101			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			333			333
Balance, March 31, 2023	17,976,345	$89,881	$229,333	$450,044	$(112,437)	$656,821

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$18,679	$19,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,100	907
Non-cash operating lease expense	0	398
Deferred taxes	246	228
Stock-based compensation	343	377
Provision for credit losses	2,656	1,116
Write-downs of other real estate owned and other repossessed assets	42	81
Gains on sale of mortgage loans held for sale	(45)	(121)
Securities gains	0	(4)
Fair value adjustments in equity securities	(371)	(214)
Gains on sale of assets, net	(40)	(37)
Proceeds from sale of mortgage loans held for sale	1,758	4,658
Funding of mortgage loans held for sale	(1,619)	(4,610)
Amortization of securities premiums and discounts, net	595	752
Change in cash surrender value of bank owned life insurance	(983)	(578)
Changes in lease liabilities	(187)	(376)
Mortgage servicing rights:
Fair value adjustments	(108)	397
New servicing assets created	(19)	(50)
Changes in:
Accrued interest receivable	43	580
Other assets	(2,131)	(658)
Accrued interest payable	1,976	1,901
Other liabilities	4,211	1,113
Net cash provided by operating activities	26,146	25,173

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(8,448)	(161)
Proceeds from sales of AFS securities	1,084	18,561
Proceeds from prepayments, calls, and maturities of AFS securities	54,263	20,710
Change in loans, net	(111,772)	(67,837)
Purchase of premises and equipment	(2,181)	(910)
Proceeds from sale of stock by Federal Home Loan Bank	272	1,850
Proceeds from sale of other real estate owned and repossessed assets	236	204
Additional investment in other real estate owned and repossessed assets	(13)	0
Liquidation of cash surrender value of bank owned life insurance	870	0
Proceeds from settlement of bank owned life insurance	396	0
Net cash used in investing activities	(65,293)	(27,583)

Cash flows from financing activities:
Change in deposits, net	59,648	117,281
Change in repurchase agreements and federal funds purchased, net	9,426	(6,654)
Proceeds from Federal Home Loan Bank advances	0	50,000
Payments on advances from Federal Home Loan Bank	(5)	(50,005)
Proceeds from long-term debt/other borrowings	0	6,563
Repayment of long-term debt/other borrowings	(56)	0
Issuance of common stock	291	278
Dividends paid	(8,259)	(7,865)
Net cash provided by financing activities	61,045	109,598
Net increase in cash and cash equivalents	21,898	107,188
Cash and cash equivalents at beginning of period	271,400	128,686
Cash and cash equivalents at end of period	$293,298	$235,874

Supplemental disclosures:
Income taxes paid	$160	$578
Interest paid	29,435	15,177
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	157	698
Common stock dividends accrued, paid in subsequent quarter	281	279
Real estate acquired in settlement of loans	31	51
Right-of-use assets obtained in exchange for new operating lease liabilities	0	364

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of March 31, 2024, the results of operations, other comprehensive income (loss), changes in shareholders’ equity, and the cash flows for the three months ended March 31, 2024 and 2023.  In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The results of operations, other comprehensive income (loss), changes in shareholders’ equity, and the cash flows for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2023, included in our annual report on Form 10-K.

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

On January 27, 2023, CTBI received notice from the trustee of the trust subsidiary, that based on their review of the junior subordinated debentures and the related trust preferred securities (the “TRUPS Documents”), after application of the LIBOR Act (as implemented by the Final Regulations (defined below), the “LIBOR Act”) and the final regulations of the Board of Governors of the Federal Reserve System issued on December 16, 2022 implementing the LIBOR Act (the “Final Regulations”), the TRUPS Documents issued by the trust subsidiary do not provide a replacement rate for Applicable LIBOR (a “Replacement Rate”) or include other fallback provisions which would apply on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”).  Absent an amendment to the TRUPS Documents, some other change in applicable law, rule, regulation, or some other development, the LIBOR Act as implemented by the Final Regulations provides that (i) on and after the LIBOR Replacement Date, 3-month CME Term SOFR or 6-month CME Term SOFR (as defined in the Final Regulations) as adjusted by the relevant spread adjustment, which is 0.26161 percent or 0.42826 percent, shall be the benchmark replacement for the Applicable LIBOR in the TRUPS Documents and (ii) all applicable benchmark replacement conforming changes (as specified in the Final Regulations) will become an integral part of the TRUPS Documents, without any action by any party.

➢       Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s).  For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  The adoption of the ASU did not have a significant impact to our consolidated financial statements.

            ➢       FASB Improves the Accounting for Investments in Tax Credit Structures – The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures.  This ASU is a consensus of the FASB’s Emerging Issues Task Force (“EITF”).  This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  This ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (“LIHTC”) structures.  In recent years, stakeholders asked the FASB to extend the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs, which resulted in the EITF addressing this issue.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

As a result of the implementation of this ASU, we recorded a cumulative effect impact that reduced retained earnings by $2.0 million. Additionally, we had a decrease in amortization expense, recognized in other direct expenses, that totaled $0.7 million for the three months ended December 31, 2023. The amortization expense included in income tax expense for the three months ended March 31,2024 was $0.8 million.The amount of income tax credits and other tax benefits recognized during the quarter was $1.1 million and was included in income tax expense on the statement of income and in net income on the statement of cash flows. We had $18.3 million in tax investments at March 31, 2024 included in other assets on the balance sheet. There were no non-income tax related activities or other returns received that were recognized outside of income tax expense and the statement of income and the statement of cash flows.  There were also no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects.  No investment income or loss was included in pre-tax income, and no impairment was recognized during the quarter resulting from the forfeiture or ineligibility of income tax credits or other circumstances. At March 31, 2024, there was $4.7 million in unfunded commitments. Of the amount outstanding, the contribution schedule is as follows:

(in thousands) Amount due in:	Unfunded Commitments
2024	$1,512
2025	2,000
2026	315
2027	146
2028	146
After	538

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

We have identified the following significant accounting policies:

       Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories.  Held-to-maturity (“HTM”) securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  In accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

For AFS debt securities in an unrealized loss position, we evaluate the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors.  Any impairment that is not credit-related is recognized in accumulated other comprehensive income, net of tax.  Credit-related impairment is recognized as an allowance for credit losses (“ACL”) for AFS debt securities on the consolidated balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.  Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.  Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change.  However, if we intend to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2024 and December 31, 2023, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At March 31, 2024 and 2023, CTBI held no securities designated as HTM.

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

CTBI utilizes third party software and discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.   The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, and underwriting exceptions.  Forecast factors were expanded to include gross domestic product, retail and food service sales, and S&P/Case-Shiller US National Home Price Index, while industry concentrations was added as a qualitative factor. Management continually reevaluates the other subjective factors included in our ACL analysis.

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

 Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the three months ended March 31, 2024 and 2023, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities – CTBI estimates expected credit losses over the contractual period in which it has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by CTBI.  The ACL on off-balance sheet credit exposures recognized in other liabilities, is adjusted as an expense in other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives.  Estimating credit losses on unfunded commitments requires CTBI to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit.  Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount.  The life of loan loss factor by related portfolio segment from the loan ACL calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended March 31, 2024 and 2023 was $343 thousand and $377 thousand, respectively, including $40 thousand and $44 thousand, respectively, in dividends paid for those periods.  As of March 31, 2024, there was a total of $3.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.  There were 15,000 and 52,865 shares of restricted stock granted during the three months ended March 31, 2024 and 2023, respectively.  The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement. There were 2,109 and 790 shares of restricted stock forfeited during the three months ended March 31, 2024 and 2023, respectively.

There was no compensation expense related to stock option grants for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first three months of 2024 or 2023.

Note 3 – Securities

The amortized cost and fair value of debt securities at March 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$367,961	$115	$(27,575)	$340,501
State and political subdivisions	311,207	31	(49,808)	261,430
U.S. government sponsored agency mortgage-backed securities	500,922	228	(64,774)	436,376
Asset-backed securities	73,660	0	(462)	73,198
Total available-for-sale securities	$1,253,750	$374	$(142,619)	$1,111,505

The amortized cost and fair value of debt securities at December 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$381,268	$121	$(26,572)	$354,817
State and political subdivisions	313,147	88	(48,290)	264,945
U.S. government sponsored agency mortgage-backed securities	518,836	36	(62,136)	456,736
Asset-backed securities	87,993	0	(767)	87,226
Total available-for-sale securities	$1,301,244	$245	$(137,765)	$1,163,724

The amortized cost and fair value of debt securities at March 31, 2024 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$105,493	$102,371
Due after one through five years	275,234	249,805
Due after five through ten years	136,040	118,168
Due after ten years	162,401	131,587
U.S. government sponsored agency mortgage-backed securities	500,922	436,376
Asset-backed securities	73,660	73,198
Total debt securities	$1,253,750	$1,111,505

During the three months ended March 31, 2024, we had an unrealized gain of $371 thousand from the fair value adjustment of equity securities.  During the three months ended March 31, 2023, we had a net securities gain of $218 thousand, consisting of a pre-tax gain of $4 thousand on the sale of AFS securities and an unrealized gain of $214 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of March 31, 2024 were $3.5 million, as a result of a $371 thousand increase in the fair value in the first quarter 2024.  The fair value of equity securities increased $214 thousand in the first quarter 2023.  No equity securities were sold during the three months ended March 31, 2024 and 2023.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $737.6 million at March 31, 2024 and $761.5 million at December 31, 2023.

The amortized cost of securities sold under agreements to repurchase amounted to $332.4 million at March 31, 2024 and $333.6 million at December 31, 2023.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2024 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2024 was 96.8% compared to 97.3% as of December 31, 2023.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2024 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$2,785	$(1)	$2,784
State and political subdivisions	11,081	(234)	10,847
U.S. government sponsored agency mortgage-backed securities	2,869	(18)	2,851
Asset-backed securities	1,932	(3)	1,929
Total <12 months	18,667	(256)	18,411

12 Months or More
U.S. Treasury and government agencies	351,685	(27,574)	324,111
State and political subdivisions	297,619	(49,574)	248,045
U.S. government sponsored agency mortgage-backed securities	479,271	(64,756)	414,515
Asset-backed securities	71,728	(459)	71,269
Total ≥12 months	1,200,303	(142,363)	1,057,940

Total
U.S. Treasury and government agencies	354,470	(27,575)	326,895
State and political subdivisions	308,700	(49,808)	258,892
U.S. government sponsored agency mortgage-backed securities	482,140	(64,774)	417,366
Asset-backed securities	73,660	(462)	73,198
Total	$1,218,970	$(142,619)	$1,076,351

The analysis performed as of December 31, 2023 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2023 that are not deemed to be other-than-temporarily impaired.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$3,761	$(5)	$3,756
State and political subdivisions	16,154	(1,250)	14,904
U.S. government sponsored agency mortgage-backed securities	16,056	(289)	15,767
Asset-backed securities	0	0	0
Total <12 months	35,971	(1,544)	34,427

12 Months or More
U.S. Treasury and government agencies	361,038	(26,567)	334,471
State and political subdivisions	284,397	(47,040)	237,357
U.S. government sponsored agency mortgage-backed securities	500,763	(61,847)	438,916
Asset-backed securities	87,993	(767)	87,226
Total ≥12 months	1,234,191	(136,221)	1,097,970

Total
U.S. Treasury and government agencies	364,799	(26,572)	338,227
State and political subdivisions	300,551	(48,290)	252,261
U.S. government sponsored agency mortgage-backed securities	516,819	(62,136)	454,683
Asset-backed securities	87,993	(767)	87,226
Total	$1,270,162	$(137,765)	$1,132,397

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2024	December 31 2023
Hotel/motel	$416,759	$395,765
Commercial real estate residential	456,585	417,943
Commercial real estate nonresidential	813,904	778,637
Dealer floorplans	77,221	70,308
Commercial other	320,701	321,082
Commercial loans	2,085,170	1,983,735

Real estate mortgage	955,616	937,524
Home equity lines	151,577	147,036
Residential loans	1,107,193	1,084,560

Consumer direct	155,807	159,106
Consumer indirect	813,005	823,505
Consumer loans	968,812	982,611

Loans and lease financing	$4,161,175	$4,050,906

The loan portfolios presented above are net of unearned fees and unamortized premiums. Unearned fees included above totaled $0.8 million as of March 31, 2024 and December 31, 2023, while the unamortized premiums on the indirect lending portfolio totaled $30.9 million as of March 31, 2024 and $31.4 million as of December 31, 2023.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.0% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $57 thousand at March 31, 2024 and $152 thousand at December 31, 2023.

The following tables present the balance in the ACL for the periods ended March 31, 2024, December 31, 2023 and March 31, 2023.

	Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$348	$0	$0	$4,940
Commercial real estate residential	4,285	(161)	0	4	4,128
Commercial real estate nonresidential	7,560	615	0	3	8,178
Dealer floorplans	659	62	0	0	721
Commercial other	3,760	114	(167)	92	3,799
Real estate mortgage	10,197	141	(27)	14	10,325
Home equity	1,367	(65)	0	2	1,304
Consumer direct	3,261	803	(533)	40	3,571
Consumer indirect	13,862	799	(1,940)	884	13,605
Total	$49,543	$2,656	$(2,667)	$1,039	$50,571

	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$(579)	$0	$0	$4,592
Commercial real estate residential	4,894	(706)	(28)	125	4,285
Commercial real estate nonresidential	9,419	(2,252)	(294)	687	7,560
Dealer floorplans	1,776	(1,117)	0	0	659
Commercial other	5,285	(91)	(1,900)	466	3,760
Real estate mortgage	7,932	2,364	(140)	41	10,197
Home equity	1,106	278	(23)	6	1,367
Consumer direct	1,694	1,804	(541)	304	3,261
Consumer indirect	8,704	7,110	(5,333)	3,381	13,862
Total	$45,981	$6,811	$(8,259)	$5,010	$49,543

	Three Months Ended March 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$116	$0	$0	$5,287
Commercial real estate residential	4,894	186	0	77	5,157
Commercial real estate nonresidential	9,419	(553)	0	144	9,010
Dealer floorplans	1,776	(82)	0	0	1,694
Commercial other	5,285	(416)	(187)	100	4,782
Real estate mortgage	7,932	21	(40)	4	7,917
Home equity	1,106	(64)	0	2	1,044
Consumer direct	1,694	105	(156)	103	1,746
Consumer indirect	8,704	1,803	(1,382)	921	10,046
Total	$45,981	$1,116	$(1,765)	$1,351	$46,683

Using the ACL software, forecasts include gross domestic product (GDP), retail sales and housing price index considerations.  CTBI leverages economic projections from the Federal Open Market Committee to obtain various forecasts for unemployment rate and gross domestic product, the PNC forecast for the Case-Shiller National Home Price Index, and the Wells Fargo forecast for the Advanced Retail Sales.  CTBI has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor, as permitted in ASC 326-20-30-9, over four quarters.

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

CTBI uses management judgement for qualitative loss factors such as delinquency trends, supervision and administration, quality control exceptions, collateral values, and industry concentrations. The ACL software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL quantitative reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation. The qualitative loss factors are as follows:

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

Our provision for credit losses for the quarter increased $0.8 million from prior quarter and $1.5 million from prior year same quarter.  Our reserve coverage (ACL to nonperforming loans) at March 31, 2024 was 319.0%, compared to 354.7% at December 31, 2023 and 382.3% at March 31, 2023.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2024 remained at 1.22% from December 31, 2023, down from the 1.24% at March 31, 2023.

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

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	283	1,458	1,741
Commercial real estate nonresidential	0	632	2,136	2,768
Commercial other	232	398	748	1,378
Total commercial loans	232	1,313	4,342	5,887

Real estate mortgage	0	2,149	5,853	8,002
Home equity lines	0	157	588	745
Total residential loans	0	2,306	6,441	8,747

Consumer direct	0	451	48	499
Consumer indirect	0	0	719	719
Total consumer loans	0	451	767	1,218

Loans and lease financing	$232	$4,070	$11,550	$15,852

	December 31, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	498	1,059	1,557
Commercial real estate nonresidential	0	680	2,270	2,950
Dealer floorplans	0	0	0	0
Commercial other	236	452	162	850
Total commercial loans	236	1,630	3,491	5,357

Real estate mortgage	0	1,996	5,302	7,298
Home equity lines	0	186	557	743
Total residential loans	0	2,182	5,859	8,041

Consumer direct	0	0	15	15
Consumer indirect	0	0	555	555
Total consumer loans	0	0	570	570

Loans and lease financing	$236	$3,812	$9,920	$13,968

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of March 31, 2024 and December 31, 2023 (includes loans 90 days past due and still accruing as well):

	March 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$416,759	$416,759
Commercial real estate residential	406	0	1,741	2,147	454,438	456,585
Commercial real estate nonresidential	1,295	757	2,490	4,542	809,362	813,904
Dealer floorplans	0	0	0	0	77,221	77,221
Commercial other	317	172	1,201	1,690	319,011	320,701
Total commercial loans	2,018	929	5,432	8,379	2,076,791	2,085,170

Real estate mortgage	894	2,471	6,801	10,166	945,450	955,616
Home equity lines	749	317	719	1,785	149,792	151,577
Total residential loans	1,643	2,788	7,520	11,951	1,095,242	1,107,193

Consumer direct	623	168	499	1,290	154,517	155,807
Consumer indirect	3,596	831	719	5,146	807,859	813,005
Total consumer loans	4,219	999	1,218	6,436	962,376	968,812

Loans and lease financing	$7,880	$4,716	$14,170	$26,766	$4,134,409	$4,161,175

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$395,765	$395,765
Commercial real estate residential	1,047	275	1,525	2,847	415,096	417,943
Commercial real estate nonresidential	549	332	2,619	3,500	775,137	778,637
Dealer floorplans	0	0	0	0	70,308	70,308
Commercial other	663	494	641	1,798	319,284	321,082
Total commercial loans	2,259	1,101	4,785	8,145	1,975,590	1,983,735

Real estate mortgage	1,323	3,455	6,168	10,946	926,578	937,524
Home equity lines	911	273	707	1,891	145,145	147,036
Total residential loans	2,234	3,728	6,875	12,837	1,071,723	1,084,560

Consumer direct	1,013	118	15	1,146	157,960	159,106
Consumer indirect	4,550	1,029	555	6,134	817,371	823,505
Total consumer loans	5,563	1,147	570	7,280	975,331	982,611

Loans and lease financing	$10,056	$5,976	$12,230	$28,262	$4,022,644	$4,050,906

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.0% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) March 31	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$23,157	$75,614	$148,082	$27,789	$17,576	$81,081	$5,146	$378,445
Watch	0	11,494	2,801	6,745	4,566	4,925	0	30,531
OAEM	0	0	3,982	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,847	0	1,847
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	23,157	87,108	154,865	34,534	22,142	89,807	5,146	416,759

Commercial real estate residential
Risk rating:
Pass	53,504	100,676	88,387	96,851	30,029	44,984	15,866	430,297
Watch	91	2,211	3,661	425	1,422	6,830	177	14,817
OAEM	0	0	0	0	0	62	0	62
Substandard	0	995	414	4,188	734	4,936	142	11,409
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	53,595	103,882	92,462	101,464	32,185	56,812	16,185	456,585

Commercial real estate nonresidential
Risk rating:
Pass	50,150	152,323	135,583	133,424	66,865	190,555	32,112	761,012
Watch	0	548	3,643	6,249	2,298	7,637	338	20,713
OAEM	0	0	15	0	7,255	1,459	0	8,729
Substandard	470	4,341	1,594	2,523	4,480	9,966	74	23,448
Doubtful	0	0	0	0	0	2	0	2
Total commercial real estate nonresidential	50,620	157,212	140,835	142,196	80,898	209,619	32,524	813,904

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	76,789	76,789
Watch	0	0	0	0	0	0	432	432
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	77,221	77,221

Commercial other
Risk rating:
Pass	25,705	57,125	45,270	38,679	28,943	23,401	80,907	300,030
Watch	457	700	620	291	119	837	6,065	9,089
OAEM	0	28	0	0	0	0	30	58
Substandard	1,584	4,579	2,552	538	862	253	1,006	11,374
Doubtful	0	0	117	33	0	0	0	150
Total commercial other	27,746	62,432	48,559	39,541	29,924	24,491	88,008	320,701

Commercial other current period gross charge-offs	(145)	0	(20)	0	(2)	0	0	(167)

Commercial loans
Risk rating:
Pass	152,516	385,738	417,322	296,743	143,413	340,021	210,820	1,946,573
Watch	548	14,953	10,725	13,710	8,405	20,229	7,012	75,582
OAEM	0	28	3,997	0	7,255	3,475	30	14,785
Substandard	2,054	9,915	4,560	7,249	6,076	17,002	1,222	48,078
Doubtful	0	0	117	33	0	2	0	152
Total commercial loans	$155,118	$410,634	$436,721	$317,735	$165,149	$380,729	$219,084	$2,085,170

Total commercial loans current period gross charge-offs	$(145)	$0	$(20)	$0	$(2)	$0	$0	$(167)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$79,651	$144,826	$28,011	$17,664	$40,873	$42,030	$4,042	$357,097
Watch	11,569	2,826	6,835	4,623	3,361	1,648	0	30,862
OAEM	0	3,982	0	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,118	0	1,118
Doubtful	0	0	0	0	0	752	0	752
Total hotel/motel	91,220	151,634	34,846	22,287	44,234	47,502	4,042	395,765

Commercial real estate residential
Risk rating:
Pass	109,304	89,119	98,896	30,972	11,908	36,964	14,700	391,863
Watch	2,317	2,131	473	1,395	721	6,359	124	13,520
OAEM	0	0	0	0	0	63	0	63
Substandard	760	854	4,532	834	285	5,232	0	12,497
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	112,381	92,104	103,901	33,201	12,914	48,618	14,824	417,943

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	149,633	142,580	136,090	68,240	55,850	140,074	31,536	724,003
Watch	552	3,664	6,305	2,347	1,938	6,003	354	21,163
OAEM	2,375	15	0	7,255	0	1,486	0	11,131
Substandard	2,520	1,598	2,538	4,472	2,000	9,199	0	22,327
Doubtful	0	0	0	0	0	13	0	13
Total commercial real estate nonresidential	155,080	147,857	144,933	82,314	59,788	156,775	31,890	778,637

Commercial real estate nonresidential current period gross charge-offs	0	0	(7)	0	0	(287)	0	(294)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	70,308	70,308
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,308	70,308

Commercial other
Risk rating:
Pass	73,115	47,575	40,448	30,033	4,780	22,588	81,791	300,330
Watch	1,138	1,109	569	126	239	635	5,877	9,693
OAEM	29	0	0	0	0	0	30	59
Substandard	4,921	3,581	381	890	211	403	613	11,000
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,203	52,265	41,398	31,049	5,230	23,626	88,311	321,082

Commercial other current period gross charge-offs	(725)	(710)	(302)	(27)	(90)	(46)	0	(1,900)

Commercial loans
Risk rating:
Pass	411,703	424,100	303,445	146,909	113,411	241,655	202,377	1,843,600
Watch	15,576	9,730	14,182	8,491	6,259	14,645	6,355	75,238
OAEM	2,404	3,997	0	7,255	0	3,503	30	17,189
Substandard	8,201	6,033	7,451	6,196	2,496	15,952	613	46,942
Doubtful	0	0	0	0	0	766	0	766
Total commercial loans	$437,884	$443,860	$325,078	$168,851	$122,166	$276,521	$209,375	$1,983,735

Total commercial loans current period gross charge-offs	$(725)	$(710)	$(337)	$(27)	$(90)	$(333)	$0	$(2,222)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
March 31	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,846	$142,986	$150,832
Nonperforming	0	0	0	0	0	471	274	745
Total home equity lines	0	0	0	0	0	8,317	143,260	151,577

Mortgage loans
Performing	35,865	207,193	154,086	156,133	116,396	277,941	0	947,614
Nonperforming	0	29	469	188	192	7,124	0	8,002
Total mortgage loans	35,865	207,222	154,555	156,321	116,588	285,065	0	955,616

Mortgage loans current period gross charge-offs	0	0	0	0	0	(27)	0	(27)

Residential loans
Performing	35,865	207,193	154,086	156,133	116,396	285,787	142,986	1,098,446
Nonperforming	0	29	469	188	192	7,595	274	8,747
Total residential loans	$35,865	$207,222	$154,555	$156,321	$116,588	$293,382	$143,260	$1,107,193

Total residential loans current period gross charge-offs	$0	$0	$0	$0	$0	$(27)	$0	$(27)

Consumer direct loans
Performing	$14,253	$54,867	$30,487	$24,055	$14,354	$17,292	$0	$155,308
Nonperforming	0	44	451	0	4	0	0	499
Total consumer direct loans	14,253	54,911	30,938	24,055	14,358	17,292	0	155,807

Total consumer direct loans current period gross charge-offs	0	(24)	(470)	(14)	(7)	(18)	0	(533)

Consumer indirect loans
Performing	72,500	329,063	227,378	97,397	59,720	26,228	0	812,286
Nonperforming	0	316	249	110	3	41	0	719
Total consumer indirect loans	72,500	329,379	227,627	97,507	59,723	26,269	0	813,005

Total consumer indirect loans current period gross charge-offs	0	(577)	(743)	(442)	(79)	(99)	0	(1,940)

Consumer loans
Performing	86,753	383,930	257,865	121,452	74,074	43,520	0	967,594
Nonperforming	0	360	700	110	7	41	0	1,218
Total consumer loans	$86,753	$384,290	$258,565	$121,562	$74,081	$43,561	$0	$968,812

Total consumer loans current period gross charge-offs	$0	$(601)	$(1,213)	$(456)	$(86)	$(117)	$0	$(2,473)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,630	$138,663	$146,293
Nonperforming	0	0	0	0	0	442	301	743
Total home equity lines	0	0	0	0	0	8,072	138,964	147,036

Home equity lines current period gross charge-offs	0	0	0	0	0	(23)	0	(23)

Mortgage loans
Performing	200,442	162,407	159,857	119,772	56,601	231,147	0	930,226
Nonperforming	0	200	151	192	533	6,222	0	7,298
Total mortgage loans	200,442	162,607	160,008	119,964	57,134	237,369	0	937,524

Mortgage loans current period gross charge-offs	0	0	(47)	0	(40)	(53)	0	(140)

Residential loans
Performing	200,442	162,407	159,857	119,772	56,601	238,777	138,663	1,076,519
Nonperforming	0	200	151	192	533	6,664	301	8,041
Total residential loans	$200,442	$162,607	$160,008	$119,964	$57,134	$245,441	$138,964	$1,084,560

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(40)	$(76)	$0	$(163)

Consumer direct loans
Performing	$63,686	$34,722	$26,250	$15,560	$6,951	$11,922	$0	$159,091
Nonperforming	0	4	11	0	0	0	0	15
Total consumer direct loans	63,686	34,726	26,261	15,560	6,951	11,922	0	159,106

Total consumer direct loans current period gross charge-offs	(65)	(263)	(129)	(37)	(27)	(20)	0	(541)

Consumer indirect loans
Performing	359,049	251,086	109,231	69,319	23,767	10,498	0	822,950
Nonperforming	133	223	157	11	22	9	0	555
Total consumer indirect loans	359,182	251,309	109,388	69,330	23,789	10,507	0	823,505

Total consumer indirect loans current period gross charge-offs	(541)	(2,320)	(1,688)	(492)	(121)	(171)	0	(5,333)

Consumer loans
Performing	422,735	285,808	135,481	84,879	30,718	22,420	0	982,041
Nonperforming	133	227	168	11	22	9	0	570
Total consumer loans	$422,868	$286,035	$135,649	$84,890	$30,740	$22,429	$0	$982,611

Total consumer loans current period gross charge-offs	$(606)	$(2,583)	$(1,817)	$(529)	$(148)	$(191)	$0	$(5,874)
* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.1 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,798	$0
Commercial real estate residential	2	4,530	0
Commercial real estate nonresidential	9	21,549	325
Commercial other	2	5,265	0
Total collateral dependent loans	16	$38,142	$325

	December 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,810	$0
Commercial real estate residential	2	5,080	0
Commercial real estate nonresidential	9	21,637	250
Commercial other	2	5,658	0
Total collateral dependent loans	16	$39,185	$250

	March 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,193	$0
Commercial real estate residential	3	6,380	0
Commercial real estate nonresidential	6	11,712	0
Commercial other	2	8,043	0
Total collateral dependent loans	13	$34,328	$0

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The two loans listed in the commercial other segment at March 31, 2024 are collateralized by inventory, equipment, and accounts receivable.
Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by class of loans and concession granted, are presented below for the quarters ended March 31, 2024 and 2023:
	Amortized Cost at March 31, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	65	0.01
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,517	0.47
Commercial loans	0	0.00	1,582	0.08

Real estate mortgage	189	0.02	2,782	0.29
Home equity lines	0	0.00	32	0.02
Residential loans	189	0.02	2,814	0.25

Consumer direct	0	0.00	38	0.02
Consumer indirect	0	0.00	269	0.03
Consumer loans	0	0.00	307	0.03

Loans and lease financing	$189	0.00%	$4,703	0.11%

	Amortized Cost at March 31, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	15	0.00	0	0.00
Commercial real estate nonresidential	28	0.00	11	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	858	0.27
Commercial loans	43	0.00	869	0.04

Real estate mortgage	278	0.03	0	0.00
Home equity lines	39	0.03	0	0.00
Residential loans	317	0.03	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	25	0.00
Consumer loans	0	0.00	25	0.00

Loans and lease financing	$360	0.01%	$894	0.02%

	Interest Rate Reduction		Term Extension
(in thousands)	Amortized Cost at March 31, 2023	% of total	Amortized Cost at March 31, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	358	0.09	1,369	0.36
Commercial real estate nonresidential	4,506	0.60	4,715	0.63
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	963	0.30
Commercial loans	4,864	0.26	7,047	0.38

Real estate mortgage	59	0.01	2,446	0.29
Home equity lines	0	0.00	55	0.04
Residential loans	59	0.01	2,501	0.26

Consumer direct	0	0.00	178	0.11
Consumer indirect	0	0.00	396	0.05
Consumer loans	0	0.00	574	0.06

Loans and lease financing	$4,923	0.13%	$10,122	0.27%

	Combination – Term Extension and Interest Rate Reduction		Payment Change
(in thousands)	Amortized Cost at March 31, 2023	% of total	Amortized Cost at March 31, 2023	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	45	0.01	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	111	0.04
Commercial loans	45	0.00	111	0.01

Real estate mortgage	217	0.03	0	0.00
Home equity lines	35	0.03	60	0.05
Residential loans	252	0.03	60	0.01

Consumer direct	0	0.00	21	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	21	0.00

Loans and lease financing	$297	0.01%	$192	0.01%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

	Interest Rate Reduction	Term Extension
Loan Type	Financial Impact	Financial Impact

Hotel/motel

Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Added a weighted-average 0.5 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 9.8% to 5.0%	Added a weighted-average 0.4 years to life of the loans

Home equity lines		Added a weighted-average 0.5 years to life of the loans

Consumer direct		Added a weighted-average 0.1 years to life of the loans

Consumer indirect		Added a weighted-average 0.1 years to life of the loans

	Combination – Term Extension and Interest Rate Reduction	Payment Changes
Loan Type	Financial Impact	Financial Impact

Hotel/motel

Commercial real estate residential	Weighted-average contractual interest rate remained at 8.5% and increased the weighted-average life by 4.0 years

Commercial real estate nonresidential	Weighted-average contractual interest rate remained at 6.0% and increased the weighted-average life by 10.3 years	Provided payment changes that will be added to the end of the original loan term.

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.3% to 5.2% and increased the weighted-average life by 5 years

Home equity lines	Reduced weighted-average contractual interest rate from 10.0% to 8.5% and increased the weighted-average life by 17.7 years

Consumer direct

Consumer indirect		Provided payment changes that will be added to the end of the original loan term.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty at March 31, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.6% to 8.0%	The weighted-average term was not increased with the changes to this portfolio

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	The weighted-average term was not increased with the changes to this portfolio

Dealer floorplans

Commercial other		Added a weighted-average 1.8 years to life of the loans, which reduced monthly payment amounts to the borrower

Real estate mortgage	Changed from an adjustable rate to a fixed rate mortgage maintaining the contractual interest rate of 3.0%	Added a weighted-average 2.3 years to life of the loans, which reduced monthly payment amounts to the borrower

Home equity lines		Added a weighted-average 6.67 years to life of the loans, which reduced monthly payment amounts to the borrower

Consumer direct		Added a weighted-average 0.2 years to the life of the loans

Consumer indirect		Added a weighted-average 0.3 years to the life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.8% to 6.5% and increased the weighted-average life by 0.3 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.4% to 6.1% and increased the weighted-average life by 12.9 years

Home equity lines	While the weighted-average contractual interest rate did not change materially from 7.7%, the weighted-average life increased by 5.0 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

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

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,955	$0	$0	$0
Commercial real estate residential	624	0	412	0
Commercial real estate nonresidential	1,606	0	28	0
Dealer floorplans	0	0	0	0
Commercial other	5,961	135	389	75
Real estate mortgage	6,145	418	380	365
Home equity lines	423	0	0	0
Consumer direct	64	14	0	0
Consumer indirect	346	3	0	0
Total	$17,124	$570	$1,209	$440

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by class of loans, are loans to borrowers experiencing financial difficulty for which there was a payment default during the period indicated and such default was within twelve months of the loan modification. There were no defaults as of March 31, 2023.

	Three Months Ended March 31, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	4	$422
Commercial real estate residential	2	412
Real estate mortgage	3	197
Total defaulted restructured loans	9	$1,031

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of March 31, 2024 and December 31, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.5 million, respectively.
Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023
Beginning balance of other real estate owned	$1,616	$3,671
New assets acquired	31	51
Capitalized costs	12	0
Fair value adjustments	(42)	(81)
Sale of assets	(351)	(865)
Ending balance of other real estate owned	$1,266	$2,776

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended March 31, 2024 and 2023 were $40 thousand and $0.1 million, respectively.  See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	March 31 2024	December 31 2023
1-4 family	$492	$827
Construction/land development/other	369	383
Non-farm/non-residential	405	406
Total foreclosed properties	$1,266	$1,616

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $294.1 million and $296.6 million at March 31, 2024 and December 31, 2023, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 is presented in the following tables:

	March 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$22,889	$0	$22,000	$4,673	$49,562
State and political subdivisions	103,406	0	0	11,072	114,478
U.S. government sponsored agency mortgage-backed securities	18,425	0	0	48,209	66,634
Asset-backed securities	3,997	0	0	0	3,997
Total	$148,717	$0	$22,000	$63,954	$234,671

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,156	$19	$1,817	$23,640	$46,632
State and political subdivisions	98,053	481	5,962	3,219	107,715
U.S. government sponsored agency mortgage-backed securities	17,538	0	41,521	9,269	68,328
Asset-backed securities	2,570	0	0	0	2,570
Total	$139,317	$500	$49,300	$36,128	$225,245

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$340,501	$323,332	$17,169	$0
State and political subdivisions	261,430	0	261,430	0
U.S. government sponsored agency mortgage-backed securities	436,376	0	436,376	0
Asset-backed securities	73,198	0	73,198	0
Equity securities at fair value	3,529	0	0	3,529
Mortgage servicing rights	7,792	0	0	7,792

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$354,817	$336,285	$18,532	$0
State and political subdivisions	264,945	0	264,945	0
U.S. government sponsored agency mortgage-backed securities	456,736	0	456,736	0
Asset-backed securities	87,226	0	87,226	0
Equity securities at fair value	3,158	0	0	3,158
Mortgage servicing rights	7,665	0	0	7,665

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2024 and December 31, 2023.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2024.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of March 31, 2024 and December 31, 2023, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,158	$7,665	$2,166	$8,468
Total unrealized gains (losses)
Included in net income	371	276	214	(214)
Issues	0	19	0	50
Settlements	0	(168)	0	(183)
Ending balance	$3,529	$7,792	$2,380	$8,121

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$371	$276	$214	$(214)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended
	March 31
(in thousands)	2024	2023
Total gains	$479	$(183)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,322	$0	$0	$8,322
Other real estate owned	0	0	0	0

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,397	$0	$0	$8,397
Other real estate owned	205	0	0	205

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $0.1 million for the quarter ended March 31, 2024.  There were no losses reported for the quarter ended March 31, 2023, while losses for the year ended December 31, 2023 were $0.3 million.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  There were no fair value adjustments for the quarters ended March 31, 2024 on OREO disclosed above.  Losses for the quarter ended March 31, 2023 and year ended December 31, 2023 were $0.1 million.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,529	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,792	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 28.7% (7.4%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.7% - 12.0% (10.0%)
Collateral-dependent loans	$8,322	Market comparable properties	Marketability discount	10.5% - 27.4% (13.9%)

Other real estate owned	$0	Market comparable properties	Comparability adjustments	0%

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,158	Discount cash flows, computer pricing model	Discount rate	15.0% - 12.0% (10.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,665	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.5%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$8,397	Market comparable properties	Marketability discount	10.9% - 19.6% (12.2%)

Other real estate owned	$205	Market comparable properties	Comparability adjustments	10.0% - 23.9% (17.5%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2024 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of March 31, 2024 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2024 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$293,298	$293,298	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,111,505	323,332	788,173	0
Equity securities at fair value	3,529	0	0	3,529
Loans held for sale	57	59	0	0
Loans, net	4,110,604	0	0	3,831,409
Federal Home Loan Bank stock	4,440	0	4,440	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	23,532	0	23,532	0

Financial liabilities:
Deposits	$4,784,270	$1,016,951	$3,346,616	$0
Repurchase agreements	234,671	0	0	234,671
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	329	0	340	0
Long-term debt	64,185	0	0	49,200
Accrued interest payable	9,365	0	9,365	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2023 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2023 Using
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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in thousands except per share data)	2024	2023
Numerator:
Net income	$18,679	$19,313

Denominator:
Basic earnings per share:
Weighted average shares	17,926	17,872
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	17	12
Adjusted weighted average shares	17,943	17,884

Earnings per share:
Basic earnings per share	$1.04	$1.08
Diluted earnings per share	1.04	1.08

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2024 and 2023. In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three months ended March 31, 2024 and 2023 were:

	Amounts Reclassified from AOCI
	Three Months Ended March 31
(in thousands)	2024	2023
Affected line item in the statements of income
Securities gains	$0	$4
Tax expense	0	1
Total reclassifications out of AOCI	$0	$3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December, 31, 2023.  The MD&A includes the following sections:

❖	Our Business

❖	Financial Goals and Performance

❖	Results of Operations and Financial Condition

❖	Liquidity and Market Risk

❖	Interest Rate Risk

❖	Capital Resources

❖	Impact of Inflation, Changing Prices, and Economic Conditions

❖	Stock Repurchase Program

❖	Critical Accounting Policies and Estimates

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2024, we had total consolidated assets of $5.9 billion and total consolidated deposits, including repurchase agreements, of $5.0 billion.  Total shareholders’ equity at March 31, 2024 was $707.7 million.  Trust assets under management at March 31, 2024 were $3.5 billion, including CTB’s investment portfolio totaling $1.1 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2023.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2024 of $18.7 million, or $1.04 per basic share, compared to $18.7 million, or $1.04 per basic share, earned during the fourth quarter 2023 and $19.3 million, or $1.08 per basic share, earned during the first quarter 2023.  Total revenue was $2.0 million above prior quarter and $1.1 million above prior year same quarter.  Net interest revenue increased $0.6 million compared to prior quarter but decreased $0.3 million compared to prior year same quarter, and noninterest income increased $1.4 million compared to prior quarter and $1.5 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $0.8 million from prior quarter and $1.5 million from prior year same quarter.  Noninterest expense increased $0.6 million compared to prior quarter and $0.3 million compared to prior year same quarter.  Noninterest expense and tax expense were impacted by an accounting method change (ASU No. 2023-02), which is intended to improve the accounting and disclosures for investments in tax credit structures.  Historically, the amortization expense related to our tax credits has been booked to noninterest expense.  Beginning in January 2024, the amortization expense is now booked to tax expense.  Our total amortization expense related to tax credits was $0.8 million for the three months ended March 31, 2024.

Quarterly Highlights

❖
Net interest income for the quarter of $43.6 million was $0.6 million above prior quarter but $0.3 million below prior year same quarter, as our net interest margin increased 4 basis points from prior quarter but decreased 26 basis points from prior year same quarter.

❖	Provision for credit losses at $2.7 million for the quarter increased $0.8 million from prior quarter and $1.5 million from prior year same quarter.

❖	Our loan portfolio at $4.2 billion increased $110.3 million, an annualized 10.9%, from December 31, 2023 and $383.8 million, or 10.2%, from March 31, 2023.

❖
We had net loan charge-offs of $1.6 million, or 0.16% of average loans annualized, for the first quarter 2024 compared to $1.0 million, or 0.10% of average loans annualized, for the fourth quarter 2023 and $0.4 million for the first quarter 2023.

❖
Our total nonperforming loans increased to $15.9 million at March 31, 2024 from $14.0 million at December 31, 2023 and $12.2 million at March 31, 2023.  Nonperforming assets at $17.1 million increased $1.5 million from December 31, 2023 and $2.1 million from March 31, 2023.

❖	Deposits, including repurchase agreements, at $5.0 billion increased $69.1 million, or an annualized 5.6%, from December 31, 2023 and $266.7 million, or 5.6%, from March 31, 2023.

❖	Shareholders’ equity at $707.7 million increased $5.5 million, or an annualized 3.2%, during the quarter and $50.9 million, or 7.7%, from March 31, 2023.

❖	Noninterest income for the quarter ended March 31, 2024 of $15.1 million was $1.4 million, or 10.3%, above prior quarter and $1.5 million, or 10.6%, above prior year same quarter.

❖	Noninterest expense for the quarter ended March 31, 2024 of $32.2 million was $0.6 million, or 1.9%, above prior quarter and $0.3 million, or 1.0%, above prior year same quarter.

Income Statement Review

			Change Q-O-Q
(dollars in thousands)	1Q 2024	1Q 2023	Amount	Percent
Net interest income	$43,591	$43,916	$(325)	(0.7)%
Provision for credit losses	2,656	1,116	1,540	138.0%
Noninterest income	15,134	13,682	1,452	10.6%
Noninterest expense	32,220	31,890	330	1.0%
Income taxes	5,170	5,279	(109)	(2.1)%
Net income	$18,679	$19,313	$(634)	(3.3)%

Average earning assets	$5,458,075	$5,131,385	$326,690	6.4%

Yield on average earnings assets, tax equivalent*	5.55%	4.84%	0.71%	14.5%
Cost of interest bearing funds	3.35%	2.06%	1.29%	62.5%

Net interest margin, tax equivalent*	3.23%	3.49%	(0.26)%	(7.5)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income

				Percent Change
				1Q 2024 Compared to:
($ in thousands)	1Q 2024	4Q 2023	1Q 2023	4Q 2023	1Q 2023
Components of net interest income:
Income on earning assets	$75,002	$73,329	$60,995	2.3%	23.0%
Expense on interest bearing liabilities	31,411	30,354	17,079	3.5%	83.9%
Net interest income	$43,591	$42,975	$43,916	1.4%	(0.7)%
TEQ	294	297	298	(1.0)%	(1.3)%
Net interest income, tax equivalent	$43,885	$43,272	$44,214	1.4%	(0.7)%

Average yield and rates paid:
Earning assets yield	5.55%	5.43%	4.84%	2.2%	14.7%
Rate paid on interest bearing liabilities	3.35%	3.27%	2.06%	2.4%	62.6%
Gross interest margin	2.20%	2.16%	2.78%	1.9%	(20.9)%
Net interest margin	3.23%	3.19%	3.49%	1.3%	(7.4)%

Average balances:
Investment securities	$1,148,014	$1,144,078	$1,251,948	0.3%	(8.3)%
Loans	$4,096,866	$4,022,547	$3,739,443	1.8%	9.6%
Earning assets	$5,458,075	$5,377,827	$5,131,385	1.5%	6.4%
Interest-bearing liabilities	$3,773,513	$3,687,660	$3,362,331	2.3%	12.2%

Net interest income for the quarter of $43.6 million was $0.6 million above prior quarter but $0.3 million below prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.23% increased 4 basis points from prior quarter but decreased 26 basis points from prior year same quarter.  Our average earning assets increased $80.2 million from prior quarter and $326.7 million from prior year same quarter.  Our yield on average earning assets increased 12 basis points from prior quarter and 71 basis points from prior year same quarter, and our cost of funds increased 8 basis points from prior quarter and 129 basis points from prior year same quarter.

Our ratio of average loans to deposits, including repurchase agreements, was 82.7% for the quarter ended March 31, 2024 compared to 81.8% for the quarter ended December 31, 2023 and 79.8% for the quarter ended March 31, 2023.

Provision for Credit Losses

Our provision for credit losses for the quarter increased $0.8 million from prior quarter and $1.5 million from prior year same quarter.  Our reserve coverage (ACL to nonperforming loans) at March 31, 2024 was 319.0% compared to 354.7% at December 31, 2023 and 382.3% at March 31, 2023.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2024 remained at 1.22% from December 31, 2023, down from the 1.24% at March 31, 2023.

Noninterest Income

				Percent Change
				1Q 2024 Compared to:
($ in thousands)	1Q 2024	4Q 2023	1Q 2023	4Q 2023	1Q 2023
Deposit related fees	$7,011	$7,312	$7,287	(4.1)%	(3.8)%
Trust revenue	3,517	3,318	3,079	6.0%	14.2%
Gains on sales of loans	45	54	121	(16.7)%	(62.8)%
Loan related fees	1,352	467	845	189.5%	60.0%
Bank owned life insurance revenue	1,292	816	858	58.3%	50.6%
Brokerage revenue	490	285	348	71.9%	40.8%
Other	1,427	1,473	1,144	(3.1)%	24.7%
Total noninterest income	$15,134	$13,725	$13,682	10.3%	10.6%

Noninterest income for the quarter ended March 31, 2024 of $15.1 million was $1.4 million, or 10.3%, above prior quarter and $1.5 million, or 10.6%, above prior year same quarter.  The quarter over quarter increase included a $0.9 million increase in loan related fees, a $0.5 million increase in bank owned life insurance revenue, a $0.2 million increase in trust revenue, and a $0.2 million increase in brokerage revenue, partially offset by a $0.3 million decrease in deposit related fees. The year over year increase included a $0.5 million increase in loan related fees, a $0.4 million increase in bank owned life insurance revenue, and a $0.4 million increase in trust revenue.  The increase in loan related fees resulted from the fluctuation in the fair market value of our mortgage servicing rights.

Noninterest Expense

				Percent Change
				1Q 2024 Compared to:
($ in thousands)	1Q 2024	4Q 2023	1Q 2023	4Q 2023	1Q 2023
Salaries	$13,036	$13,163	$12,633	(1.0)%	3.2%
Employee benefits	7,086	5,282	6,275	34.2%	12.9%
Net occupancy and equipment	3,028	3,045	3,028	(0.6)%	0.0%
Data processing	2,518	2,630	2,303	(4.3)%	9.3%
Legal and professional fees	832	900	816	(7.6)%	2.0%
Advertising and marketing	577	923	820	(37.5)%	(29.6)%
Taxes other than property and payroll	442	421	432	5.0%	2.3%
Other	4,701	5,264	5,583	(10.7)%	(15.8)%
Total noninterest expense	$32,220	$31,628	$31,890	1.9%	1.0%

Noninterest expense for the quarter ended March 31, 2024 of $32.2 million was $0.6 million, or 1.9%, above prior quarter and $0.3 million, or 1.0%, above prior year same quarter.  The increase in noninterest expense quarter over quarter included a $1.7 million increase in personnel expense, partially offset by decreases in other direct expenses ($0.7 million) and advertising expense ($0.2 million).  The increase in personnel expense included a $1.0 million increase in bonuses and incentives and a $0.7 million increase in the cost of group medical and life insurance benefits.  The decrease in other direct expenses was the result of the accounting change related to the amortization of tax credits discussed above.  The increase year over year primarily resulted from a $1.2 million increase in personnel expense, partially offset by a $1.0 million decrease in other direct expenses related to the amortization of tax credits.  The year over year increase in personnel expense included a $0.4 million increase in salaries and a $0.7 million increase in the cost of group medical and life insurance benefits.

Balance Sheet Review

CTBI’s total assets at March 31, 2024 of $5.9 billion increased $80.6 million, or 5.6% annualized, from December 31, 2023 and $320.9 million, or 10.2%, from March 31, 2023.  Loans outstanding at March 31, 2024 were $4.2 billion, an increase of $110.3 million, or an annualized 10.9%, from December 31, 2023 and $383.8 million, or 10.2%, from March 31, 2023.  The increase in loans from prior quarter included a $101.4 million increase in the commercial loan portfolio and a $22.6 million increase in the residential loan portfolio, partially offset by a $10.5 million decrease in the indirect consumer loan portfolio and a $3.3 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $51.8 million, or an annualized 17.9%, from December 31, 2023 and $128.4 million, or 10.3%, from March 31, 2023.  Deposits in other banks increased $24.9 million from prior quarter and $62.3 million from March 31, 2023.  Deposits, including repurchase agreements, at $5.0 billion increased $69.1 million, or an annualized 5.6%, from December 31, 2023 and $266.7 million, or 5.6%, from March 31, 2023.  CTBI is not dependent on any one customer or group of customers for its source of deposits.  As of March 31, 2024, no one customer accounted for more than 2.25% of our $5.0 billion in deposits.  Only three customer relationships accounted for more than 1% each.

Shareholders’ equity at $707.7 million increased $5.5 million, or an annualized 3.2%, during the quarter and $50.9 million, or 7.7%, from March 31, 2023.  Net unrealized losses on securities, net of deferred taxes, were $106.9 million at March 31, 2024, compared to $103.3 million at December 31, 2023 and $112.4 million at March 31, 2023.  In addition, we had a cumulative effect impact related to the adoption of ASU No. 2023-02, discussed above, that reduced retained earnings by $2.0 million.

Loans

(dollars in thousands)	March 31, 2024
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$416,759	5.3%	$0	$0	$4,940
Commercial real estate residential	456,585	9.2	4	1,741	4,128
Commercial real estate nonresidential	813,904	4.5	3	2,768	8,178
Dealer floorplans	77,221	9.8	0	0	721
Commercial other	320,701	(0.1)	(75)	1,378	3,799
Total commercial	2,085,170	5.1	(68)	5,887	21,766

Residential:
Real estate mortgage	955,616	1.9	(13)	8,002	10,325
Home equity	151,577	3.1	2	745	1,304
Total residential	1,107,193	2.1	(11)	8,747	11,629

Consumer:
Consumer direct	155,807	(2.1)	(493)	499	3,571
Consumer indirect	813,005	(1.3)	(1,056)	719	13,605
Total consumer	968,812	(1.4)	(1,549)	1,218	17,176

Total loans	$4,161,175	2.7%	$(1,628)	$15,852	$50,571

Total Deposits and Repurchase Agreements

				Percent Change
				1Q 2024 Compared to:
(dollars in thousands)	1Q 2024	4Q 2023	1Q 2023	4Q 2023	1Q 2023
Noninterest bearing deposits	$1,274,583	$1,260,690	$1,409,839	1.1%	(9.6)%
Interest bearing deposits
Interest checking	131,227	123,927	120,678	5.9%	8.7%
Money market savings	1,608,849	1,525,537	1,408,314	5.5%	14.2%
Savings accounts	543,338	535,063	642,232	1.5%	(15.4)%
Time deposits	1,226,273	1,279,405	962,361	(4.2)%	27.4%
Repurchase agreements	234,671	225,245	208,777	4.2%	12.4%
Total interest bearing deposits and repurchase agreements	3,744,358	3,689,177	3,342,362	1.5%	12.0%
Total deposits and repurchase agreements	$5,018,941	$4,949,867	$4,752,201	1.4%	5.6%

Asset Quality

Our total nonperforming loans increased to $15.9 million at March 31, 2024 from $14.0 million at December 31, 2023 and $12.2 million at March 31, 2023.  Accruing loans 90+ days past due at $11.6 million increased $1.6 million from prior quarter and $5.3 million from March 31, 2023.  Nonaccrual loans at $4.3 million increased $0.3 million from prior quarter but decreased $1.7 million from March 31, 2023.  Accruing loans 30-89 days past due at $12.2 million decreased $3.1 million from prior quarter but increased $0.5 million from March 31, 2023.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 83% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $1.6 million, or 0.16% of average loans annualized, for the first quarter 2024 compared to $1.0 million, or 0.10% of average loans annualized, for the fourth quarter 2023 and $0.4 million, or 0.04% of average loans annualized for the first quarter 2023.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2024	March 15, 2024	$0.46
January 1, 2024	December 15, 2023	$0.46
October 1, 2023	September 15, 2023	$0.46
July 1, 2023	June 15, 2023	$0.44
April 1, 2023	March 15, 2023	$0.44
January 1, 2023	December 15, 2022	$0.44

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of March 31, 2024, we had approximately $293.3 million in cash and cash equivalents and approximately $133.2 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $271.4 million and $157.5 million at December 31, 2023.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at March 31, 2024 and December 31, 2023.  As of March 31, 2024, we had a $557.3 million available borrowing position with the Federal Home Loan Bank, compared to $476.2 million at December 31, 2023.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2024 and December 31, 2023, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2024 were deposits with the Federal Reserve of $231.9 million, compared to $207.6 million at December 31, 2023.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2024, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 157% of equity capital.  Eighty-nine percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended March 31, 2024 of 4.31%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.46 per share and $0.44 per share for the three months ended March 31, 2024 and 2023, respectively.  We retained 55.8% of our earnings for the first three months of 2024 compared to 59.3% for the first three months of 2023.

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

In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of March 31, 2024 was 13.74%.  CTB’s CBLR ratio as of March 31, 2024 was 13.26%.

As of March 31, 2024, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of March 31, 2024, a total of 2,465,294 shares have been repurchased through this program.

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

Our accounting policies are described in Note 1 to the condensed consolidated financial statements contained herein.  We have identified the following critical accounting policies:

Allowance for Credit Losses – CTBI accounts for the ACL and the reserve for unfunded commitments in accordance with ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related subsequent amendments, commonly known as CECL.

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

Goodwill – Business combinations entered into by CTBI typically include the recognition of goodwill.  U.S. GAAP require goodwill to be tested for impairment on an annual basis, which for CTBI is October 1, and more frequently if events or circumstances indicate that there may be impairment.  Refer to Note 1 to the condensed consolidated financial statements contained herein for a discussion on the methodology used by CTBI to assess goodwill for impairment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.39% over one year and 3.19% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.64% over one year and 6.21% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2023.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2024, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2024 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(c) Insider trading arrangements

During the three months ended March 31, 2024, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2024	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer