Form 10-Q
period 2024-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2024-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Common stock – 18,052,147 shares outstanding at July 31, 2024

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) June 30 2024	December 31 2023
Assets:
Cash and due from banks	$54,935	$58,833
Interest bearing deposits	106,726	212,567
Cash and cash equivalents	161,661	271,400

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,232,879 and $1,301,244, respectively)	1,090,322	1,163,724
Equity securities at fair value	3,054	3,158
Loans held for sale	350	152

Loans	4,261,247	4,050,906
Allowance for credit losses	(52,148)	(49,543)
Net loans	4,209,099	4,001,363

Premises and equipment, net	47,178	45,311
Operating right-of-use assets	12,084	12,607
Finance right-of-use assets	3,037	3,096
Federal Home Loan Bank stock	9,135	4,712
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	100,839	101,461
Mortgage servicing rights	7,749	7,665
Other real estate owned	1,626	1,616
Deferred tax asset	29,990	28,141
Accrued interest receivable	24,442	23,575
Other assets	33,151	31,093
Total assets	$5,804,339	$5,769,696

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,241,514	$1,260,690
Interest bearing	3,492,284	3,463,932
Total deposits	4,733,798	4,724,622

Repurchase agreements	227,576	225,245
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	324	334
Long-term debt	64,130	64,241
Operating lease liability	12,441	12,958
Finance lease liability	3,439	3,435
Accrued interest payable	12,260	7,389
Other liabilities	30,548	28,764
Total liabilities	5,085,016	5,067,488

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2024 – 18,025,763; 2023 – 17,999,840	90,129	89,999
Capital surplus	232,179	231,130
Retained earnings	504,116	484,400
Accumulated other comprehensive loss, net of tax	(107,101)	(103,321)
Total shareholders’ equity	719,323	702,208

Total liabilities and shareholders’ equity	$5,804,339	$5,769,696

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans, including loans held for sale	$67,264	$55,822	$131,980	$107,769
Interest and dividends on securities
Taxable	6,332	6,811	13,062	13,569
Tax exempt	653	669	1,312	1,351
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	175	172	384	346
Interest on Federal Reserve Bank deposits	2,121	1,289	4,712	2,639
Other, including interest on federal funds sold	103	64	200	148
Total interest income	76,648	64,827	151,650	125,822

Interest expense:
Interest on deposits	27,144	18,462	54,820	32,853
Interest on repurchase agreements and federal funds purchased	2,641	2,190	5,216	3,806
Interest on advances from Federal Home Loan Bank	15	7	15	50
Interest on long-term debt	1,170	1,089	2,330	2,118
Total interest expense	30,970	21,748	62,381	38,827

Net interest income	45,678	43,079	89,269	86,995
Provision for credit losses	2,972	2,009	5,628	3,125
Net interest income after provision for credit losses	42,706	41,070	83,641	83,870

Noninterest income:
Deposit related fees	7,308	7,513	14,319	14,800
Gains on sales of loans, net	119	115	164	236
Trust and wealth management income	3,736	3,351	7,253	6,430
Loan related fees	1,320	1,197	2,672	2,042
Bank owned life insurance	1,815	735	3,107	1,593
Brokerage revenue	683	388	1,173	736
Securities gains (losses)	(474)	165	(103)	383
Other noninterest income	1,201	1,292	2,257	2,218
Total noninterest income	15,708	14,756	30,842	28,438

Noninterest expense:
Officer salaries and employee benefits	4,132	3,574	8,373	7,726
Other salaries and employee benefits	15,459	14,731	31,340	29,487
Occupancy, net	2,375	2,181	4,753	4,483
Equipment	714	714	1,364	1,440
Data processing	2,669	2,383	5,187	4,686
Bank franchise tax	424	419	848	838
Legal fees	297	381	515	649
Professional fees	681	531	1,295	1,079
Advertising and marketing	856	704	1,433	1,524
FDIC insurance	645	610	1,287	1,216
Repossession expense	297	98	523	329
Other noninterest expense	3,873	4,699	7,724	9,458
Total noninterest expense	32,422	31,025	64,642	62,915

Income before income taxes	25,992	24,801	49,841	49,393
Income taxes	6,493	5,397	11,663	10,676
Net income	19,499	19,404	38,178	38,717

Other comprehensive gain (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(312)	(11,828)	(5,037)	12,888
Less: Reclassification adjustments for realized gains included in net income	1	0	1	4
Tax expense (benefit)	(79)	(2,951)	(1,258)	5,046
Other comprehensive gain (loss), net of tax	(234)	(8,877)	(3,780)	7,838
Comprehensive income	$19,265	$10,527	$34,398	$46,555

Basic earnings per share	$1.09	$1.09	$2.13	$2.17
Diluted earnings per share	$1.09	$1.08	$2.13	$2.16

Weighted average shares outstanding-basic	17,939	17,884	17,932	17,877
Weighted average shares outstanding-diluted	17,959	17,890	17,951	17,885

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2024	18,019,349	$90,096	$231,626	$492,869	$(106,867)	$707,724
Net income				19,499		19,499
Other comprehensive income (loss)					(234)	(234)
Cash dividends declared $(0.46 per share)				(8,252)		(8,252)
Issuance of common stock	7,165	36	245			281
Vesting of restricted stock	(423)	(2)	2			0
Forfeiture of restricted stock	(328)	(1)	1			0
Stock-based compensation			305			305
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2023	17,976,345	$89,881	$229,333	$450,044	$(112,437)	$656,821
Net income				19,404		19,404
Other comprehensive income (loss)					(8,877)	(8,877)
Cash dividends declared $(0.44 per share)				(7,870)		(7,870)
Issuance of common stock	8,604	43	237			280
Vesting of restricted stock	(1,249)	(6)	6			0
Stock-based compensation			367			367
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				38,178		38,178
Other comprehensive income (loss)					(3,780)	(3,780)
Cash dividends declared $(0.92 per share)				(16,501)		(16,501)
Issuance of common stock	36,191	181	391			572
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			607			607
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				38,717		38,717
Other comprehensive income (loss)					7,838	7,838
Cash dividends declared $(0.88 per share)				(15,735)		(15,735)
Issuance of common stock	34,722	174	384			558
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(21,377)	(107)	107			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			700			700
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$38,178	$38,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,420	2,561
Deferred taxes	251	242
Stock-based compensation	687	788
Provision for credit losses	5,628	3,125
Write-downs of other real estate owned and other repossessed assets	49	106
Gains on sale of mortgage loans held for sale	(164)	(236)
Securities gains	(1)	(4)
Fair value adjustments in equity securities	104	(379)
Gains on sale of assets, net	(68)	(325)
Proceeds from sale of mortgage loans held for sale	6,160	9,098
Funding of mortgage loans held for sale	(6,194)	(8,991)
Amortization of securities premiums and discounts, net	1,257	1,454
Change in cash surrender value of bank owned life insurance	(2,492)	(1,029)
Changes in lease liabilities	(513)	(678)
Mortgage servicing rights:
Fair value adjustments	(18)	334
New servicing assets created	(66)	(96)
Changes in:
Accrued interest receivable	(867)	(665)
Other assets	(4,862)	(1,421)
Accrued interest payable	4,871	3,387
Other liabilities	1,718	(5,364)
Net cash provided by operating activities	46,078	40,624

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(13,109)	(8,820)
Proceeds from sales of AFS securities	1,084	18,561
Proceeds from prepayments, calls, and maturities of AFS securities	79,134	56,666
Change in loans, net	(213,641)	(220,647)
Purchase of premises and equipment	(3,705)	(2,081)
Proceeds from sale and retirement of premises and equipment	0	296
Purchase of Federal Home Loan Bank stock	(4,423)	0
Proceeds from sale of stock by Federal Home Loan Bank	0	131
Proceeds from sale of other real estate owned and repossessed assets	298	739
Additional investment in other real estate owned and repossessed assets	(12)	(40)
Liquidation of cash surrender value of bank owned life insurance	1,806	0
Proceeds from settlement of bank owned life insurance	1,308	0
Net cash used in investing activities	(151,260)	(155,195)

Cash flows from financing activities:
Change in deposits, net	9,176	90,517
Change in repurchase agreements and federal funds purchased, net	2,331	13,589
Proceeds from Federal Home Loan Bank advances	100,000	100,000
Payments on advances from Federal Home Loan Bank	(100,010)	(100,010)
Proceeds from long-term debt/other borrowings	0	6,563
Repayment of long-term debt/other borrowings	(111)	(54)
Issuance of common stock	572	558
Dividends paid	(16,515)	(15,733)
Net cash provided by (used in) financing activities	(4,557)	95,430
Net decrease in cash and cash equivalents	(109,739)	(19,141)
Cash and cash equivalents at beginning of period	271,400	128,686
Cash and cash equivalents at end of period	$161,661	$109,545

Supplemental disclosures:
Income taxes paid	$10,891	$12,308
Interest paid	57,510	35,440
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	197	1,022
Common stock dividends accrued, paid in subsequent quarter	277	281
Real estate acquired in settlement of loans	474	175
Right-of-use assets obtained in exchange for new operating lease liabilities	0	364

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of June 30, 2024, the results of operations, other comprehensive income (loss), and the changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and the cash flows for the six months ended June 30, 2024 and 2023.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements.  The results of operations, other comprehensive income (loss), and the changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2023, included in our annual report on Form 10-K.

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

As a result of the implementation of this ASU, we recorded a cumulative effect impact that reduced retained earnings by $2.0 million during the first quarter 2024. Additionally, we had a decrease in amortization expense, recognized in other direct expenses, that totaled $0.7 million for the three months ended December 31, 2023. The amortization expense included in income tax expense for each of the three months ended June 30, 2024 and March 31,2024 was $0.8 million. The amount of income tax credits and other tax benefits recognized during each of these quarters was $1.1 million and was included in income tax expense on the statement of income and in net income on the statement of cash flows. We had $17.6 million in tax investments at June 30, 2024 included in other assets on the balance sheet. There were no non-income tax related activities or other returns received that were recognized outside of income tax expense and the statement of income and the statement of cash flows.  There were also no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects.  No investment income or loss was included in pre-tax income, and no impairment was recognized during the quarter resulting from the forfeiture or ineligibility of income tax credits or other circumstances. At June 30, 2024, there was $5.0 million in unfunded commitments. Of the amount outstanding, the contribution schedule is as follows:

(in thousands) Amount due in:	Unfunded Commitments
2024	$1,835
2025	2,000
2026	315
2027	146
2028	146
After	508

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

Significant Accounting Policies –

The preparation of consolidated financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to our consolidated financial statements.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2024 and December 31, 2023, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At June 30, 2024 and 2023, CTBI held no securities designated as HTM.

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

CTBI utilizes third party software and discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.  The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, underwriting exceptions, and industry concentrations. Forecast factors include gross domestic product, retail and food service sales, and S&P/Case-Shiller US National Home Price Index. Management continually reevaluates the other subjective factors included in our ACL analysis.

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

 Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the six months ended June 30, 2024 and 2023, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended June 30, 2024 and 2023 was $344 thousand and $411 thousand, respectively, including $40 thousand and $44 thousand, respectively, in dividends paid for those periods. Restricted stock expense for the six months ended June 30, 2024 and 2023 was $687 thousand and $788 thousand, respectively, including $80 thousand and $88 thousand, respectively, in dividends paid for those periods. As of June 30, 2024, there was a total of $2.9 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.  There were no shares of restricted stock granted during the three months ended June 30, 2024 and 2023.  There were 15,000 and 52,865 shares of restricted stock granted during the six months ended June 30, 2024 and 2023, respectively. The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis. The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  There were 328 shares of restricted stock forfeited during the three months ended June 30, 2024, and no shares forfeited during the three months ended June 30, 2023.  There were 2,437 and 790 shares of restricted stock forfeited during the six months ended June 30, 2024 and 2023, respectively.

There was no compensation expense related to stock option grants for the six months ended June 30, 2024 and 2023.  As of June 30, 2024, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first six months of 2024 or 2023.

Note 3 – Securities

The amortized cost and fair value of debt securities at June 30, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$364,730	$115	$(25,844)	$339,001
State and political subdivisions	310,609	15	(52,482)	258,142
U.S. government sponsored agency mortgage-backed securities	488,253	323	(64,477)	424,099
Asset-backed securities	69,287	8	(215)	69,080
Total available-for-sale securities	$1,232,879	$461	$(143,018)	$1,090,322

The amortized cost and fair value of debt securities at December 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$381,268	$121	$(26,572)	$354,817
State and political subdivisions	313,147	88	(48,290)	264,945
U.S. government sponsored agency mortgage-backed securities	518,836	36	(62,136)	456,736
Asset-backed securities	87,993	0	(767)	87,226
Total available-for-sale securities	$1,301,244	$245	$(137,765)	$1,163,724

The amortized cost and fair value of debt securities at June 30, 2024 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$104,141	$101,751
Due after one through five years	290,732	264,573
Due after five through ten years	140,454	119,488
Due after ten years	140,012	111,331
U.S. government sponsored agency mortgage-backed securities	488,253	424,099
Asset-backed securities	69,287	69,080
Total debt securities	$1,232,879	$1,090,322

During the three months ended June 30, 2024, we had a net securities loss of $474 thousand, consisting of a pre-tax gain of $1 thousand on calls of AFS securities and an unrealized loss of $475 thousand from the fair value adjustment of equity securities.  During the three months ended June 30, 2023, we had an unrealized gain of $165 thousand from the fair value adjustment of equity securities.

During the six months ended June 30, 2024, we had a net securities loss of $103 thousand, consisting of a pre-tax gain of $1 thousand realized on sales and calls of AFS securities and an unrealized loss of $104 thousand from the fair value adjustment of equity securities.  During the six months ended June 30, 2023, we had a net securities gain of $383 thousand, consisting of a pre-tax gain of $4 thousand realized on sales and calls of AFS securities and an unrealized gain of $379 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of June 30, 2024 were $3.1 million, as a result of a $475 thousand decrease in the fair value in the second quarter 2024.  The fair value of equity securities increased $165 thousand in the second quarter 2023.  No equity securities were sold during the six months ended June 30, 2024 and 2023.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $687.5 million at June 30, 2024 and $761.5 million at December 31, 2023.

The amortized cost of securities sold under agreements to repurchase amounted to $334.0 million at June 30, 2024 and $333.6 million at December 31, 2023.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2024 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30, 2024 was 95.9% compared to 97.3% as of December 31, 2023.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2024 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	11,334	(343)	10,991
U.S. government sponsored agency mortgage-backed securities	7,686	(65)	7,621
Asset-backed securities	1,948	(5)	1,943
Total <12 months	20,968	(413)	20,555

12 Months or More
U.S. Treasury and government agencies	351,496	(25,844)	325,652
State and political subdivisions	298,440	(52,139)	246,301
U.S. government sponsored agency mortgage-backed securities	456,874	(64,412)	392,462
Asset-backed securities	60,440	(210)	60,230
Total ≥12 months	1,167,250	(142,605)	1,024,645

Total
U.S. Treasury and government agencies	351,496	(25,844)	325,652
State and political subdivisions	309,774	(52,482)	257,292
U.S. government sponsored agency mortgage-backed securities	464,560	(64,477)	400,083
Asset-backed securities	62,388	(215)	62,173
Total	$1,188,218	$(143,018)	$1,045,200

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
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2024	December 31 2023
Hotel/motel	$417,161	$395,765
Commercial real estate residential	480,418	417,943
Commercial real estate nonresidential	825,934	778,637
Dealer floorplans	76,222	70,308
Commercial other	352,041	321,082
Commercial loans	2,151,776	1,983,735

Real estate mortgage	978,144	937,524
Home equity lines	154,311	147,036
Residential loans	1,132,455	1,084,560

Consumer direct	157,327	159,106
Consumer indirect	819,689	823,505
Consumer loans	977,016	982,611

Loans and lease financing	$4,261,247	$4,050,906

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $0.6 million as of June 30, 2024 and $0.8 million as of December 31, 2023, while the unamortized premiums on the indirect lending portfolio totaled $31.2 million as of June 30, 2024 and $31.4 million as of December 31, 2023.

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

Not included in the loan balances above were loans held for sale in the amount of $0.4 million at June 30, 2024 and $0.2 million at December 31, 2023.

The following tables present the balance in the ACL for the periods ended June 30, 2024, December 31, 2023 and June 30, 2023.

	Three Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,940	$(493)	$0	$0	$4,447
Commercial real estate residential	4,128	211	0	10	4,349
Commercial real estate nonresidential	8,178	478	0	50	8,706
Dealer floorplans	721	(160)	0	0	561
Commercial other	3,799	149	(679)	116	3,385
Real estate mortgage	10,325	1,535	(24)	4	11,840
Home equity	1,304	8	0	6	1,318
Consumer direct	3,571	131	(189)	91	3,604
Consumer indirect	13,605	1,113	(1,944)	1,164	13,938
Total	$50,571	$2,972	$(2,836)	$1,441	$52,148

	Six Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$(145)	$0	$0	$4,447
Commercial real estate residential	4,285	50	0	14	4,349
Commercial real estate nonresidential	7,560	1,093	0	53	8,706
Dealer floorplans	659	(98)	0	0	561
Commercial other	3,760	263	(846)	208	3,385
Real estate mortgage	10,197	1,676	(51)	18	11,840
Home equity	1,367	(57)	0	8	1,318
Consumer direct	3,261	934	(722)	131	3,604
Consumer indirect	13,862	1,912	(3,884)	2,048	13,938
Total	$49,543	$5,628	$(5,503)	$2,480	$52,148

	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$(579)	$0	$0	$4,592
Commercial real estate residential	4,894	(706)	(28)	125	4,285
Commercial real estate nonresidential	9,419	(2,252)	(294)	687	7,560
Dealer floorplans	1,776	(1,117)	0	0	659
Commercial other	5,285	(91)	(1,900)	466	3,760
Real estate mortgage	7,932	2,364	(140)	41	10,197
Home equity	1,106	278	(23)	6	1,367
Consumer direct	1,694	1,804	(541)	304	3,261
Consumer indirect	8,704	7,110	(5,333)	3,381	13,862
Total	$45,981	$6,811	$(8,259)	$5,010	$49,543

	Three Months Ended June 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,287	$(95)	$0	$0	$5,192
Commercial real estate residential	5,157	(1,384)	(28)	4	3,749
Commercial real estate nonresidential	9,010	(1,393)	(9)	189	7,797
Dealer floorplans	1,694	(537)	0	0	1,157
Commercial other	4,782	2,387	(1,073)	80	6,176
Real estate mortgage	7,917	10	(55)	12	7,884
Home equity	1,044	76	(13)	1	1,108
Consumer direct	1,746	807	(82)	92	2,563
Consumer indirect	10,046	2,138	(693)	901	12,392
Total	$46,683	$2,009	$(1,953)	$1,279	$48,018

	Six Months Ended June 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$21	$0	$0	$5,192
Commercial real estate residential	4,894	(1,198)	(28)	81	3,749
Commercial real estate nonresidential	9,419	(1,946)	(9)	333	7,797
Dealer floorplans	1,776	(619)	0	0	1,157
Commercial other	5,285	1,971	(1,260)	180	6,176
Real estate mortgage	7,932	31	(95)	16	7,884
Home equity	1,106	12	(13)	3	1,108
Consumer direct	1,694	912	(238)	195	2,563
Consumer indirect	8,704	3,941	(2,075)	1,822	12,392
Total	$45,981	$3,125	$(3,718)	$2,630	$48,018

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

All periods during the reasonable and supportable forecast period are utilizing a forecasted probability of default.  Loss driver analysis was performed during which regression models were built relating default rates of the various segments to the economic factors noted above.  Historical loss data for both CTBI and segment-specific selected peers was incorporated from Federal Financial Institutions Examination Council call report data.  For loss given default, the Frye-Jacobs LGD estimation technique was utilized in the ACL software, providing a risk curve that most approximates the asset class under consideration.  Management elected to evaluate internal prepayment experience over a trailing timeframe to determine the appropriate prepayment and curtailment rates to be used in the credit loss estimate.

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

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by class of loans for both June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	661	657	1,318
Commercial real estate nonresidential	0	616	4,448	5,064
Commercial other	235	621	796	1,652
Total commercial loans	235	1,898	5,901	8,034

Real estate mortgage	0	2,387	7,316	9,703
Home equity lines	0	156	760	916
Total residential loans	0	2,543	8,076	10,619

Consumer direct	0	451	91	542
Consumer indirect	0	0	635	635
Total consumer loans	0	451	726	1,177

Loans and lease financing	$235	$4,892	$14,703	$19,830

	December 31, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	498	1,059	1,557
Commercial real estate nonresidential	0	680	2,270	2,950
Dealer floorplans	0	0	0	0
Commercial other	236	452	162	850
Total commercial loans	236	1,630	3,491	5,357

Real estate mortgage	0	1,996	5,302	7,298
Home equity lines	0	186	557	743
Total residential loans	0	2,182	5,859	8,041

Consumer direct	0	0	15	15
Consumer indirect	0	0	555	555
Total consumer loans	0	0	570	570

Loans and lease financing	$236	$3,812	$9,920	$13,968

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of June 30, 2024 and December 31, 2023 (includes loans 90 days past due and still accruing as well):

	June 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$417,161	$417,161
Commercial real estate residential	1,136	187	1,318	2,641	477,777	480,418
Commercial real estate nonresidential	1,017	8,274	4,779	14,070	811,864	825,934
Dealer floorplans	0	0	0	0	76,222	76,222
Commercial other	1,192	516	1,312	3,020	349,021	352,041
Total commercial loans	3,345	8,977	7,409	19,731	2,132,045	2,151,776

Real estate mortgage	1,356	3,250	8,531	13,137	965,007	978,144
Home equity lines	939	220	891	2,050	152,261	154,311
Total residential loans	2,295	3,470	9,422	15,187	1,117,268	1,132,455

Consumer direct	582	143	542	1,267	156,060	157,327
Consumer indirect	4,713	1,483	635	6,831	812,858	819,689
Total consumer loans	5,295	1,626	1,177	8,098	968,918	977,016

Loans and lease financing	$10,935	$14,073	$18,008	$43,016	$4,218,231	$4,261,247

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$395,765	$395,765
Commercial real estate residential	1,047	275	1,525	2,847	415,096	417,943
Commercial real estate nonresidential	549	332	2,619	3,500	775,137	778,637
Dealer floorplans	0	0	0	0	70,308	70,308
Commercial other	663	494	641	1,798	319,284	321,082
Total commercial loans	2,259	1,101	4,785	8,145	1,975,590	1,983,735

Real estate mortgage	1,323	3,455	6,168	10,946	926,578	937,524
Home equity lines	911	273	707	1,891	145,145	147,036
Total residential loans	2,234	3,728	6,875	12,837	1,071,723	1,084,560

Consumer direct	1,013	118	15	1,146	157,960	159,106
Consumer indirect	4,550	1,029	555	6,134	817,371	823,505
Total consumer loans	5,563	1,147	570	7,280	975,331	982,611

Loans and lease financing	$10,056	$5,976	$12,230	$28,262	$4,022,644	$4,050,906

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by class of loans and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) June 30	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$19,737	$77,799	$151,121	$27,578	$17,388	$78,805	$5,274	$377,702
Watch	0	11,411	2,776	6,681	4,537	8,011	0	33,416
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	4,089	0	0	1,954	0	6,043
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	19,737	89,210	157,986	34,259	21,925	88,770	5,274	417,161

Commercial real estate residential
Risk rating:
Pass	107,700	92,041	87,418	78,240	28,580	42,351	16,998	453,328
Watch	1,244	2,412	4,212	3,918	1,805	6,519	139	20,249
OAEM	0	122	0	0	0	89	70	281
Substandard	0	824	524	413	344	4,455	0	6,560
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	108,944	95,399	92,154	82,571	30,729	53,414	17,207	480,418

Commercial real estate nonresidential
Risk rating:
Pass	106,957	130,895	130,451	126,349	70,121	167,723	32,753	765,249
Watch	3,575	1,359	3,638	8,870	2,501	7,799	483	28,225
OAEM	0	0	15	379	0	1,446	0	1,840
Substandard	2,081	3,902	1,601	2,266	11,230	9,538	0	30,618
Doubtful	0	0	0	0	0	2	0	2
Total commercial real estate nonresidential	112,613	136,156	135,705	137,864	83,852	186,508	33,236	825,934

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	74,114	74,114
Watch	0	0	0	0	0	0	2,108	2,108
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	76,222	76,222

Commercial other
Risk rating:
Pass	65,651	53,144	43,262	28,313	27,086	21,461	75,364	314,281
Watch	1,151	921	631	387	127	723	14,406	18,346
OAEM	81	28	0	8,749	0	0	30	8,888
Substandard	955	4,505	2,615	483	478	211	1,279	10,526
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	67,838	58,598	46,508	37,932	27,691	22,395	91,079	352,041

Commercial other current period gross charge-offs	(813)	0	(20)	(6)	(2)	(5)	0	(846)

Commercial loans
Risk rating:
Pass	300,045	353,879	412,252	260,480	143,175	310,340	204,503	1,984,674
Watch	5,970	16,103	11,257	19,856	8,970	23,052	17,136	102,344
OAEM	81	150	15	9,128	0	1,535	100	11,009
Substandard	3,036	9,231	8,829	3,162	12,052	16,158	1,279	53,747
Doubtful	0	0	0	0	0	2	0	2
Total commercial loans	$309,132	$379,363	$432,353	$292,626	$164,197	$351,087	$223,018	$2,151,776

Total commercial loans current period gross charge-offs	$(813)	$0	$(20)	$(6)	$(2)	$(5)	$0	$(846)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$79,651	$144,826	$28,011	$17,664	$40,873	$42,029	$4,042	$357,096
Watch	11,569	2,826	6,835	4,623	3,361	1,648	0	30,862
OAEM	0	3,982	0	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,118	0	1,118
Doubtful	0	0	0	0	0	753	0	753
Total hotel/motel	91,220	151,634	34,846	22,287	44,234	47,502	4,042	395,765

Commercial real estate residential
Risk rating:
Pass	109,304	89,119	98,896	30,972	11,908	36,964	14,700	391,863
Watch	2,317	2,131	473	1,395	721	6,359	124	13,520
OAEM	0	0	0	0	0	63	0	63
Substandard	760	854	4,532	834	285	5,232	0	12,497
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	112,381	92,104	103,901	33,201	12,914	48,618	14,824	417,943

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	149,633	142,580	136,090	68,240	55,850	140,074	31,536	724,003
Watch	552	3,664	6,305	2,347	1,938	6,003	354	21,163
OAEM	2,375	15	0	7,255	0	1,486	0	11,131
Substandard	2,520	1,598	2,538	4,472	2,000	9,199	0	22,327
Doubtful	0	0	0	0	0	13	0	13
Total commercial real estate nonresidential	155,080	147,857	144,933	82,314	59,788	156,775	31,890	778,637

Commercial real estate nonresidential current period gross charge-offs	0	0	(7)	0	0	(287)	0	(294)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	70,308	70,308
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,308	70,308

Commercial other
Risk rating:
Pass	73,115	47,575	40,448	30,033	4,780	22,588	81,791	300,330
Watch	1,138	1,109	569	126	239	635	5,877	9,693
OAEM	29	0	0	0	0	0	30	59
Substandard	4,921	3,581	381	890	211	403	613	11,000
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,203	52,265	41,398	31,049	5,230	23,626	88,311	321,082

Commercial other current period gross charge-offs	(725)	(710)	(302)	(27)	(90)	(46)	0	(1,900)

Commercial loans
Risk rating:
Pass	411,703	424,100	303,445	146,909	113,411	241,655	202,377	1,843,600
Watch	15,576	9,730	14,182	8,491	6,259	14,645	6,355	75,238
OAEM	2,404	3,997	0	7,255	0	3,503	30	17,189
Substandard	8,201	6,033	7,451	6,196	2,496	15,952	613	46,942
Doubtful	0	0	0	0	0	766	0	766
Total commercial loans	$437,884	$443,860	$325,078	$168,851	$122,166	$276,521	$209,375	$1,983,735

Total commercial loans current period gross charge-offs	$(725)	$(710)	$(337)	$(27)	$(90)	$(333)	$0	$(2,222)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
June 30	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,596	$145,799	$153,395
Nonperforming	0	0	0	0	0	488	428	916
Total home equity lines	0	0	0	0	0	8,084	146,227	154,311

Mortgage loans
Performing	79,103	205,074	150,267	152,504	112,667	268,826	0	968,441
Nonperforming	0	676	649	597	511	7,270	0	9,703
Total mortgage loans	79,103	205,750	150,916	153,101	113,178	276,096	0	978,144

Mortgage loans current period gross charge-offs	0	0	0	0	0	(51)	0	(51)

Residential loans
Performing	79,103	205,074	150,267	152,504	112,667	276,422	145,799	1,121,836
Nonperforming	0	676	649	597	511	7,758	428	10,619
Total residential loans	$79,103	$205,750	$150,916	$153,101	$113,178	$284,180	$146,227	$1,132,455

Total residential loans current period gross charge-offs	$0	$0	$0	$0	$0	$(51)	$0	$(51)

Consumer direct loans
Performing	$32,437	$47,077	$27,577	$21,495	$12,421	$15,778	$0	$156,785
Nonperforming	0	54	452	27	9	0	0	542
Total consumer direct loans	32,437	47,131	28,029	21,522	12,430	15,778	0	157,327

Total consumer direct loans current period gross charge-offs	(3)	(124)	(516)	(33)	(9)	(37)	0	(722)

Consumer indirect loans
Performing	158,849	299,197	204,799	85,689	50,804	19,716	0	819,054
Nonperforming	6	186	238	132	65	8	0	635
Total consumer indirect loans	158,855	299,383	205,037	85,821	50,869	19,724	0	819,689

Total consumer indirect loans current period gross charge-offs	(54)	(1,255)	(1,436)	(829)	(140)	(170)	0	(3,884)

Consumer loans
Performing	191,286	346,274	232,376	107,184	63,225	35,494	0	975,839
Nonperforming	6	240	690	159	74	8	0	1,177
Total consumer loans	$191,292	$346,514	$233,066	$107,343	$63,299	$35,502	$0	$977,016

Total consumer loans current period gross charge-offs	$(57)	$(1,379)	$(1,952)	$(862)	$(149)	$(207)	$0	$(4,606)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,630	$138,663	$146,293
Nonperforming	0	0	0	0	0	442	301	743
Total home equity lines	0	0	0	0	0	8,072	138,964	147,036

Home equity lines current period gross charge-offs	0	0	0	0	0	(23)	0	(23)

Mortgage loans
Performing	200,442	162,407	159,857	119,772	56,601	231,147	0	930,226
Nonperforming	0	200	151	192	533	6,222	0	7,298
Total mortgage loans	200,442	162,607	160,008	119,964	57,134	237,369	0	937,524

Mortgage loans current period gross charge-offs	0	0	(47)	0	(40)	(53)	0	(140)

Residential loans
Performing	200,442	162,407	159,857	119,772	56,601	238,777	138,663	1,076,519
Nonperforming	0	200	151	192	533	6,664	301	8,041
Total residential loans	$200,442	$162,607	$160,008	$119,964	$57,134	$245,441	$138,964	$1,084,560

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(40)	$(76)	$0	$(163)

Consumer direct loans
Performing	$63,686	$34,722	$26,250	$15,560	$6,951	$11,922	$0	$159,091
Nonperforming	0	4	11	0	0	0	0	15
Total consumer direct loans	63,686	34,726	26,261	15,560	6,951	11,922	0	159,106

Total consumer direct loans current period gross charge-offs	(65)	(263)	(129)	(37)	(27)	(20)	0	(541)

Consumer indirect loans
Performing	359,049	251,086	109,231	69,319	23,767	10,498	0	822,950
Nonperforming	133	223	157	11	22	9	0	555
Total consumer indirect loans	359,182	251,309	109,388	69,330	23,789	10,507	0	823,505

Total consumer indirect loans current period gross charge-offs	(541)	(2,320)	(1,688)	(492)	(121)	(171)	0	(5,333)

Consumer loans
Performing	422,735	285,808	135,481	84,879	30,718	22,420	0	982,041
Nonperforming	133	227	168	11	22	9	0	570
Total consumer loans	$422,868	$286,035	$135,649	$84,890	$30,740	$22,429	$0	$982,611

Total consumer loans current period gross charge-offs	$(606)	$(2,583)	$(1,817)	$(529)	$(148)	$(191)	$0	$(5,874)
* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $4.9 million at June 30, 2024 and $3.5 million at December 31, 2023.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,654	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	10	29,454	325
Commercial other	3	13,765	0
Total collateral dependent loans	15	$48,873	$325

	December 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,810	$0
Commercial real estate residential	2	5,080	0
Commercial real estate nonresidential	9	21,637	250
Commercial other	2	5,658	0
Total collateral dependent loans	16	$39,185	$250

	June 30, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,114	$0
Commercial real estate residential	3	6,353	0
Commercial real estate nonresidential	6	11,704	0
Commercial other	2	6,585	0
Total collateral dependent loans	13	$32,756	$0

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. The two loans listed in the commercial other segment at June 30, 2024 are collateralized by inventory, equipment, and accounts receivable.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by class of loans and concession granted, are presented below for the quarter ended June 30, 2024:
	Amortized Cost at June 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	14	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	705	0.20
Commercial loans	0	0.00	719	0.03

Real estate mortgage	548	0.06	3,451	0.35
Home equity lines	0	0.00	0	0.00
Residential loans	548	0.05	3,451	0.30

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	55	0.01
Consumer loans	0	0.00	55	0.01

Loans and lease financing	$548	0.01%	$4,225	0.10%

	Amortized Cost at June 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	206	0.04
Commercial real estate nonresidential	28	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	0	0.00
Commercial loans	28	0.00	206	0.01

Real estate mortgage	58	0.01	0	0.00
Home equity lines	43	0.03	0	0.00
Residential loans	101	0.01	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	12	0.00
Consumer loans	0	0.00	12	0.00

Loans and lease financing	$129	0.00%	$218	0.01%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2024:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Added a weighted-average 0.1 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.5% to 5.0%	Added a weighted-average 0.4 years to life of the loans

Home equity lines

Consumer direct

Consumer indirect		Added a weighted-average 1.1 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term.

Commercial real estate nonresidential	Increased weighted-average contractual interest rate from 6.0% to 8.5% and increased the weighted-average life by 10.3 years

Dealer floorplans

Commercial other

Real estate mortgage	Reduced weighted-average contractual interest rate from 8.0% to 4.3% and increased the weighted-average life by 13.2 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.3% to 8.7% and increased the weighted-average life by 3.3 years

Consumer direct

Consumer indirect		Provided payment changes that will be added to the end of the original loan term.

Those loans, segregated by class of loans and concession granted, are presented below for the six months ended June 30, 2024:

	Amortized Cost at June 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	79	0.02
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	954	0.27
Commercial loans	0	0.00	1,033	0.05

Real estate mortgage	736	0.08	5,651	0.58
Home equity lines	0	0.00	32	0.02
Residential loans	736	0.06	5,683	0.50

Consumer direct	0	0.00	37	0.02
Consumer indirect	0	0.00	311	0.04
Consumer loans	0	0.00	348	0.04

Loans and lease financing	$736	0.02%	$7,064	0.17%

	Amortized Cost at June 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,954	0.47%
Commercial real estate residential	14	0.00	207	0.04
Commercial real estate nonresidential	28	0.00	11	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	11	0.00	775	0.22
Commercial loans	53	0.00	2,947	0.14

Real estate mortgage	336	0.03	0	0.00
Home equity lines	81	0.05	0	0.00
Residential loans	417	0.04	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	37	0.00
Consumer loans	0	0.00	37	0.00

Loans and lease financing	$470	0.01%	$2,984	0.07%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2024:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 8.1% to 5.0%	Added a weighted-average 0.4 years to life of the loans

Home equity lines		Added a weighted-average 0.5 years to life of the loans

Consumer direct		Added a weighted-average 0.1 years to life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel		Provided payment changes that will be added to the end of the original loan term.

Commercial real estate residential	Weighted-average contractual interest rate remained at 8.5% and increased the weighted-average life by 4.0 years	Provided payment changes that will be added to the end of the original loan term.

Commercial real estate nonresidential	Increased weighted-average contractual interest rate from 6.0% to 8.5% and increased the weighted-average life by 10.3 years	Provided payment changes that will be added to the end of the original loan term.

Dealer floorplans

Commercial other	Reduced weighted-average contractual interest rate from 9.5% to 8.5% and increased the weighted-average life by 2.4 years	Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.7% to 5.1% and increased the weighted-average life by 6.4 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.6% to 8.6% and increased the weighted-average life by 10.2 years

Consumer direct

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

Those loans, segregated by class of loans and concession granted, are presented below for the year ended December 31, 2023:

	Amortized Cost at December 31, 2023
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	534	0.13	1,788	0.43
Commercial real estate nonresidential	4,504	0.58	5,342	0.69
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	6,025	1.88
Commercial loans	5,038	0.25	13,155	0.66

Real estate mortgage	581	0.06	5,431	0.58
Home equity lines	0	0.00	246	0.17
Residential loans	581	0.05	5,677	0.52

Consumer direct	0	0.00	165	0.10
Consumer indirect	0	0.00	334	0.04
Consumer loans	0	0.00	499	0.05

Loans and lease financing	$5,619	0.14%	$19,331	0.48%

	Amortized Cost at December 31, 2023
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,955	0.49%
Commercial real estate residential	0	0.00	218	0.05
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	29	0.01	288	0.09
Commercial loans	29	0.00	2,461	0.01

Real estate mortgage	1,101	0.12	0	0.00
Home equity lines	125	0.09	42	0.03
Residential loans	1,226	0.11	42	0.00

Consumer direct	0	0.00	18	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	18	0.00

Loans and lease financing	$1,255	0.03%	$2,521	0.06%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.8%	Added a weighted-average 0.5 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 0.1 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 3.0 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.0% to 4.4%	Added a weighted-average 2.8 years to life of the loans

Home equity lines		Added a weighted-average 6.1 years to life of the loans

Consumer direct		Removed a weighted-average 0.8 years from life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel		Provided payment changes that will be added to the end of the original loan term

Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential

Dealer floorplans

Commercial other	Reduced weighted-average contractual interest rate from 12.8% to 11.3% and increased the weighted-average life by 2.9 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.3% to 5.8% and increased the weighted-average life by 12.2 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.4% to 8.1% and increased the weighted-average life by 9.3 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

Those loans, segregated by class of loans and concession granted, are presented below for the three months ended June 30, 2023:

	Amortized Cost at June 30, 2023
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	44	0.01
Commercial real estate nonresidential	73	0.01	13	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	522	0.16
Commercial loans	73	0.00	579	0.03

Real estate mortgage	0	0.00	877	0.10
Home equity lines	0	0.00	0	0.00
Residential loans	0	0.00	877	0.09

Consumer direct	0	0.00	54	0.03
Consumer indirect	0	0.00	95	0.01
Consumer loans	0	0.00	149	0.02

Loans and lease financing	$73	0.00%	$1,605	0.04%

	Amortized Cost at June 30, 2023
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	300	0.09
Commercial loans	0	0.00	300	0.02

Real estate mortgage	209	0.02	0	0.00
Home equity lines	43	0.03	116	0.09
Residential loans	252	0.02	116	0.01

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	0	0.00

Loans and lease financing	$252	0.01%	$416	0.01%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential		Added a weighted-average 11.7 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 10.8% to 8.5%

Dealer floorplans

Commercial other		Added a weighted-average 0.8 years to life of the loans

Real estate mortgage		Added a weighted-average 4.0 years to life of the loans

Home equity lines

Consumer direct		Added a weighted-average 0.2 years to life of the loans

Consumer indirect		Added a weighted-average 0.5 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
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

	Amortized Cost at June 30, 2023
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

	Amortized Cost at June 30, 2023
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

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.6% to 8.0%	The weighted-average term was not increased with the changes to this portfolio

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	The weighted-average term was not increased with the changes to this portfolio

Dealer floorplans

Commercial other		Added a weighted-average 1.4 years to life of the loans

Real estate mortgage	Resulted in no change of the weighted-average contractual interest rate of 3.0%	Added a weighted-average 2.8 years to life of the loans

Home equity lines		Added a weighted-average 6.8 years to life of the loans

Consumer direct		Removed a weighted-average 0.6 years from life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.4% to 7.2% and increased the weighted-average life by 5.9 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.1% to 6.1% and increased the weighted-average life by 11.3 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.1% to 8.0% and increased the weighted-average life by 10.2 years	Provided payment changes that will be added to the end of the original loan term

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment. The table below represents the payment status of modified loans to borrowers experiencing financial difficulty for the past 12 months as of June 30, 2024.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,954	$0	$0	$0
Commercial real estate residential	713	0	237	0
Commercial real estate nonresidential	1,537	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	5,024	406	81	80
Real estate mortgage	7,611	721	982	514
Home equity lines	386	19	0	0
Consumer direct	36	0	0	0
Consumer indirect	331	17	0	0
Total	$17,592	$1,163	$1,300	$594

The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of June 30, 2023:

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	1,741	40	0	0
Commercial real estate nonresidential	9,373	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	1,145	292	0	337
Real estate mortgage	3,374	125	118	185
Home equity lines	168	59	0	22
Consumer direct	239	5	0	0
Consumer indirect	371	78	0	0
Total	$16,411	$599	$118	$544
The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During the quarter ended June 30, 2024, there were 5 loans to borrowers experiencing financial difficulty that subsequently defaulted. CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by class of loans, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification.

	Three Months Ended June 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$6
Real estate mortgage	4	1,118
Total loans experiencing financial difficulty	5	$1,124

	Six Months Ended June 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	5	$428
Commercial real estate residential	2	412
Real estate mortgage	7	1,315
Total loans experiencing financial difficulty	14	$2,155

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of June 30, 2024 and December 31, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.5 million.

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2024	2023	2024	2023
Beginning balance of other real estate owned	$1,266	$2,776	$1,616	$3,671
New assets acquired	443	124	474	175
Capitalized costs	0	40	12	40
Fair value adjustments	(7)	(25)	(49)	(106)
Sale of assets	(76)	(868)	(427)	(1,733)
Ending balance of other real estate owned	$1,626	$2,047	$1,626	$2,047

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended June 30, 2024 and 2023 were $20 thousand and $0.1 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the six months ended June 30, 2024 and 2023 were $0.1 million and $0.2 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	June 30 2024	December 31 2023
1-4 family	$834	$827
Construction/land development/other	416	383
Non-farm/non-residential	376	406
Total foreclosed properties	$1,626	$1,616

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $294.0 million and $296.6 million at June 30, 2024 and December 31, 2023, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023 is presented in the following tables:

	June 30, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,893	$2,372	$0	$25,637	$46,902
State and political subdivisions	101,851	1,467	0	9,716	113,034
U.S. government sponsored agency mortgage-backed securities	16,999	7,161	750	38,878	63,788
Asset-backed securities	3,852	0	0	0	3,852
Total	$141,595	$11,000	$750	$74,231	$227,576

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,156	$19	$1,817	$23,640	$46,632
State and political subdivisions	98,053	481	5,962	3,219	107,715
U.S. government sponsored agency mortgage-backed securities	17,538	0	41,521	9,269	68,328
Asset-backed securities	2,570	0	0	0	2,570
Total	$139,317	$500	$49,300	$36,128	$225,245

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$339,001	$323,645	$15,356	$0
State and political subdivisions	258,142	0	258,142	0
U.S. government sponsored agency mortgage-backed securities	424,099	0	424,099	0
Asset-backed securities	69,080	0	69,080	0
Equity securities at fair value	3,054	0	0	3,054
Mortgage servicing rights	7,749	0	0	7,749

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$354,817	$336,285	$18,532	$0
State and political subdivisions	264,945	0	264,945	0
U.S. government sponsored agency mortgage-backed securities	456,736	0	456,736	0
Asset-backed securities	87,226	0	87,226	0
Equity securities at fair value	3,158	0	0	3,158
Mortgage servicing rights	7,665	0	0	7,665

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of June 30, 2024 and December 31, 2023. There have been no significant changes in the valuation techniques during the quarter ended June 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of June 30, 2024 and December 31, 2023, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the tables below for inputs and valuation techniques used for Level 3 equity securities.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. CTBI reports MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes the expertise of an independent third party. Accordingly, fair value is determined by the independent third party by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the hierarchy. Fair value determinations for Level 3 measurements of MSRs are tested for impairment on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with GAAP. We have reviewed the assumptions, processes, and conclusions of the third party provider. We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the tables below for inputs and valuation techniques used for Level 3 MSRs.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,529	$7,792	$2,380	$8,121
Total unrealized gains (losses)
Included in net income	(475)	45	165	80
Issues	0	47	0	46
Settlements	0	(135)	0	(17)
Ending balance	$3,054	$7,749	$2,545	$8,230

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(475)	$45	$165	$80

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,158	$7,665	$2,166	$8,468
Total unrealized gains (losses)
Included in net income	(104)	321	379	(134)
Issues	0	66	0	96
Settlements	0	(303)	0	(200)
Ending balance	$3,054	$7,749	$2,545	$8,230

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(104)	$321	$379	$(134)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2024	2023	2024	2023
Total gains	$(566)	$227	$(86)	$44

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,319	$0	$0	$8,319
Other real estate owned	471	0	0	471

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,397	$0	$0	$8,397
Other real estate owned	205	0	0	205

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  There were no fair value adjustments on collateral-dependent loans disclosed above for the quarter ended June 30, 2024.  Fair value adjustments were $0.1 million for the six months ended June 30, 2024.  There were no collateral dependent loans as of June 30, 2023, while losses for the year ended December 31, 2023 were $0.3 million.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for the quarter and six months ended June 30, 2024 on OREO disclosed above were $6 thousand.  Losses for the year ended December 31, 2023 were $0.1 million.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,054	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,749	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 26.0% (6.9%)
			Probability of default	0.0% - 100% (0.9%)
			Discount rate	9.8% - 12.0% (10.0%)
Collateral dependent loans	$8,319	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$471	Market comparable properties	Comparability adjustments	37.2% - 58.5% (51.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,158	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,665	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.5%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$8,397	Market comparable properties	Marketability discount	10.9% - 19.6% (12.2%)

Other real estate owned	$205	Market comparable properties	Comparability adjustments	10.0% - 23.9% (17.5%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2024 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2024 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2024 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,661	$161,661	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,090,322	323,645	766,677	0
Equity securities at fair value	3,054	0	0	3,054
Loans held for sale	350	359	0	0
Loans, net	4,209,099	0	0	4,048,074
Federal Home Loan Bank stock	9,135	0	9,135	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	24,442	0	24,442	0

Financial liabilities:
Deposits	$4,733,798	$983,602	$3,327,801	$0
Repurchase agreements	227,576	0	0	227,563
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	324	0	333	0
Long-term debt	64,130	0	0	51,332
Accrued interest payable	12,260	0	12,260	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2024	2023	2024	2023
Numerator:
Net income	$19,499	$19,404	$38,178	$38,717

Denominator:
Basic earnings per share:
Weighted average shares	17,939	17,884	17,932	17,877
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	20	6	19	8
Adjusted weighted average shares	17,959	17,890	17,951	17,885

Earnings per share:
Basic earnings per share	$1.09	$1.09	$2.13	$2.17
Diluted earnings per share	1.09	1.08	2.13	2.16

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2024 and 2023.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and six months ended June 30, 2024 and 2023 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Affected line item in the statements of income
Securities gains (losses)	$1	$0	$1	$4
Tax expense (benefit)	0	0	0	1
Total reclassifications out of AOCI	$1	$0	$1	$3

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

Our Business
Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2024, we had total consolidated assets of $5.8 billion and total consolidated deposits, including repurchase agreements, of $5.0 billion.  Total shareholders’ equity at June 30, 2024 was $719.3 million.  Trust assets at June 30, 2024 totaled $3.9 billion with assets under management of $3.5 billion, including CTB’s investment portfolio totaling $1.1 billion.
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

Results of Operations and Financial Condition
We reported earnings for the second quarter 2024 of $19.5 million, or $1.09 per basic share, compared to $18.7 million, or $1.04 per basic share, earned during the first quarter 2024 and $19.4 million, or $1.09 per basic share, earned during the second quarter 2023.  Total revenue for the quarter was $2.7 million above prior quarter and $3.6 million above prior year same quarter.  Net interest revenue for the quarter increased $2.1 million compared to prior quarter and $2.6 million compared to prior year same quarter, and noninterest income increased $0.6 million compared to prior quarter and $1.0 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $0.3 million from prior quarter and $1.0 million from prior year same quarter.  Noninterest expense increased $0.2 million compared to prior quarter and $1.4 million compared to prior year same quarter.  Net income for the six months ended June 30, 2024 was $38.2 million, or $2.13 per basic share, compared to $38.7 million, or $2.17 per basic share, for the six months ended June 30, 2023.
Quarterly Highlights
❖
Net interest income for the quarter of $45.7 million was $2.1 million, or 4.8%, above prior quarter and $2.6 million, or 6.0%, above prior year same quarter, as our net interest margin increased 15 basis points from prior quarter and 3 basis points from prior year same quarter.

❖	Provision for credit losses at $3.0 million for the quarter increased $0.3 million from prior quarter and $1.0 million from prior year same quarter.

❖	Our loan portfolio at $4.3 billion increased $100.1 million, or an annualized 9.7%, from March 31, 2024 and $210.3 million, or an annualized 10.4%, from December 31, 2023.

❖
We had net loan charge-offs of $1.4 million, or an annualized 0.13% of average loans, for the second quarter 2024 compared to $1.6 million, or an annualized 0.16% of average loans, for the first quarter 2024 and $0.7 million, or an annualized 0.07% of average loans, for the second quarter 2023.

❖
Our total nonperforming loans increased to $19.8 million at June 30, 2024 from $15.9 million at March 31, 2024 and $14.0 million at December 31, 2023.  Nonperforming assets at $21.5 million increased $4.3 million from March 31, 2024 and $5.9 million from December 31, 2024.

❖	Deposits, including repurchase agreements, at $5.0 billion decreased $57.6 million, or an annualized 4.6%, from March 31, 2024 but increased $11.5 million, or 0.2%, from December 31, 2023.

❖	Shareholders’ equity at $719.3 million increased $11.6 million, or an annualized 6.6%, during the quarter and $17.1 million, or 2.4%, from December 31, 2023.

❖	Noninterest income for the quarter ended June 30, 2024 of $15.7 million was $0.6 million, or 3.8%, above prior quarter and $1.0 million, or 6.5%, above prior year same quarter.

❖	Noninterest expense for the quarter ended June 30, 2024 of $32.4 million was $0.2 million, or 0.6%, above prior quarter and $1.4 million, or 4.5%, above prior year same quarter.

Income Statement Review
Six Months Ended June 30			Change
(dollars in thousands)	2024	2023	Amount	Percent
Net interest income	$89,269	$86,995	$2,274	2.6%
Provision for credit losses	5,628	3,125	2,503	80.1%
Noninterest income	30,842	28,438	2,404	8.5%
Noninterest expense	64,642	62,915	1,727	2.7%
Income taxes	11,663	10,676	987	9.2%
Net income	$38,178	$38,717	$(539)	(1.4)%

Average earning assets	$5,463,944	$5,160,712	$303,232	5.9%

Yield on average earnings assets, tax equivalent*	5.60%	4.94%	0.66%	13.4%
Cost of interest bearing funds	3.32%	2.30%	1.02%	44.3%

Net interest margin, tax equivalent*	3.31%	3.42%	(0.11)%	(3.2)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.
Net Interest Income
				Percent Change
				2Q 2024 Compared to:
$( in thousands)	2Q 2024	1Q 2024	2Q 2023	1Q 2024	2Q 2023	YTD 2024	YTD 2023	Percent Change
Components of net interest income:
Income on earning assets	$76,648	$75,002	$64,827	2.2%	18.2%	$151,650	$125,822	20.5%
Expense on interest bearing liabilities	30,970	31,411	21,748	(1.4)%	42.4%	62,381	38,827	60.7%
Net interest income	$45,678	$43,591	$43,079	4.8%	6.0%	$89,269	$86,995	2.6%
TEQ	292	294	298	0.7%	(2.1)%	586	596	(1.7)%
Net interest income, tax equivalent	$45,970	$43,885	$43,377	4.8%	6.0%	$89,855	$87,591	2.6%

Average yield and rates paid:
Earning assets yield	5.66%	5.55%	5.03%	2.0%	12.4%	5.60%	4.94%	13.4%
Rate paid on interest bearing liabilities	3.30%	3.35%	2.54%	(1.5)%	29.9%	3.32%	2.30%	44.3%
Gross interest margin	2.36%	2.20%	2.49%	7.2%	(5.4)%	2.28%	2.64%	(13.5)%
Net interest margin	3.38%	3.23%	3.35%	4.5%	0.9%	3.31%	3.42%	(3.4)%

Average balances:
Investment securities	$1,095,182	$1,148,014	$1,230,556	(4.6)%	(11.0)%	$1,121,598	$1,241,193	(9.6)%
Loans	$4,191,992	$4,096,866	$3,836,446	2.3%	9.3%	$4,144,429	$3,788,213	9.4%
Earning assets	$5,469,813	$5,458,075	$5,189,716	0.2%	5.4%	$5,463,944	$5,160,712	5.9%
Interest-bearing liabilities	$3,776,362	$3,773,513	$3,435,072	0.1%	9.9%	$3,774,937	$3,398,902	11.1%

Net interest income for the quarter of $45.7 million was $2.1 million, or 4.8%, above prior quarter and $2.6 million, or 6.0%, above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.38% increased 15 basis points from prior quarter and 3 basis points from prior year same quarter.  Our quarterly average earning assets increased $11.7 million from prior quarter and $280.1 million from prior year same quarter.  Our yield on average earning assets increased 11 basis points from prior quarter and 63 basis points from prior year same quarter, and our cost of funds decreased 5 basis points from prior quarter but increased 76 basis points from prior year same quarter.  Net interest income for the six months ended June 30, 2024 was $89.3 million compared to $87.0 million for the six months ended June 30, 2023.
Our ratio of average loans to deposits, including repurchase agreements, was 84.5% for the quarter ended June 30, 2024 compared to 82.7% for the quarter ended March 31, 2024 and 81.2% for the quarter ended June 30, 2023.
Provision for Credit Losses
Our provision for credit losses at $3.0 million for the quarter increased $0.3 million from prior quarter and $1.0 million from prior year same quarter.  Of the provision for the quarter, $1.2 million was allotted to fund loan growth.  Year-to-date provision for credit losses increased $2.5 million compared to the six months ended June 30, 2023.  Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2024 was 263.0% compared to 319.0% at March 31, 2024 and 408.9% at June 30, 2023.  Our credit loss reserve as a percentage of total loans outstanding at June 30, 2024 remained at 1.22% from March 31, 2024 and June 30, 2023.
Noninterest Income
				Percent Change
				2Q 2024 Compared to:
$( in thousands)	2Q 2024	1Q 2024	2Q 2023	1Q 2024	2Q 2023	YTD 2024	YTD 2023	Percent Change
Deposit related fees	$7,308	$7,011	$7,513	4.2%	(2.7)%	$14,319	$14,800	(3.2)%
Trust revenue	3,736	3,517	3,351	6.2%	11.5%	7,253	6,430	12.8%
Gains on sales of loans	119	45	115	167.9%	4.0%	164	236	(30.5)%
Loan related fees	1,320	1,352	1,197	(2.4)%	10.3%	2,672	2,042	30.8%
Bank owned life insurance revenue	1,815	1,292	735	40.5%	147.0%	3,107	1,593	95.0%
Brokerage revenue	683	490	388	39.5%	76.2%	1,173	736	59.5%
Other	727	1,427	1,457	(49.1)%	(50.1)%	2,154	2,601	(17.2)%
Total noninterest income	$15,708	$15,134	$14,756	3.8%	6.5%	$30,842	$28,438	8.5%

Noninterest income for the quarter ended June 30, 2024 of $15.7 million was $0.6 million, or 3.8%, above prior quarter and $1.0 million, or 6.5%, above prior year same quarter.  The quarter over quarter increase included a $0.5 million increase in bank owned life insurance revenue, a $0.3 million increase in deposit related fees, a $0.2 million increase in trust revenue, and a $0.2 million increase in brokerage revenue, partially offset by $0.8 million decrease in securities gains. The year over year increase included a $1.1 million increase in bank owned life insurance, a $0.4 million increase in trust revenue, and a $0.3 million increase in brokerage revenue, partially offset by a $0.6 million decrease in securities gains and a $0.2 million decrease in deposit related fees.  Noninterest income for the six months ended June 30, 2024 was $30.8 million compared to $28.4 million for the six months ended June 30, 2023.

Noninterest Expense
				Percent Change
				2Q 2024 Compared to:
$(in thousands)	2Q 2024	1Q 2024	2Q 2023	1Q 2024	2Q 2023	YTD 2024	YTD 2023	Percent Change
Salaries	$13,037	$13,036	$12,732	0.0%	2.4%	$26,073	$25,365	2.8%
Employee benefits	6,554	7,086	5,573	(7.5)%	17.6%	13,640	11,848	15.1%
Net occupancy and equipment	3,089	3,028	2,895	2.0%	6.7%	6,117	5,923	3.3%
Data processing	2,669	2,518	2,383	6.0%	12.0%	5,187	4,686	10.7%
Legal and professional fees	978	832	912	17.5%	7.3%	1,810	1,728	4.8%
Advertising and marketing	856	577	704	48.2%	21.6%	1,433	1,524	(6.0)%
Taxes other than property and payroll	438	442	433	(0.7)%	1.2%	880	865	1.7%
Other	4,801	4,701	5,393	2.1%	(11.0)%	9,502	10,976	(13.4)%
Total noninterest expense	$32,422	$32,220	$31,025	0.6%	4.5%	$64,642	$62,915	2.7%

Noninterest expense for the quarter ended June 30, 2024 of $32.4 million was $0.2 million, or 0.6%, above prior quarter and $1.4 million, or 4.5%, above prior year same quarter.  The increase year over year primarily resulted from a $1.3 million increase in personnel expense, which included a $0.3 million increase in salaries, a $0.9 million increase in bonuses and incentives, and a $0.5 million increase in the cost of group medical and life insurance benefits, partially offset by a $0.4 million decrease in payroll taxes.  Noninterest expense for the six months ended June 30, 2024 was $64.6 million compared to $62.9 million for the six months ended June 30, 2023.  The year over year increase in employee benefits consisted of increases in bonuses and incentives ($0.9 million) and the cost of group medical and life insurance benefits ($1.1 million).  The decrease in other noninterest expense was the result of the accounting change related to the amortization of tax credits.
Balance Sheet Review
CTBI’s total assets at June 30, 2024 of $5.8 billion decreased $45.9 million, or an annualized 3.2%, from March 31, 2024 but increased $34.6 million, or an annualized 1.2%, from December 31, 2023.  Loans outstanding at June 30, 2024 were $4.3 billion, an increase of $100.1 million, or an annualized 9.7%, from March 31, 2024 and $210.3 million, or an annualized 10.4%, from December 31, 2023.  The increase in loans from prior quarter included a $66.6 million increase in the commercial loan portfolio, a $25.3 million increase in the residential loan portfolio, a $6.7 million increase in the indirect consumer loan portfolio, and a $1.5 million increase in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $21.7 million, or an annualized 7.8%, from March 31, 2024 and $73.4 million, or an annualized 12.7%, from December 31, 2023.  Deposits in other banks decreased $130.7 million from prior quarter and $45.5 million from December 31, 2023.  Deposits, including repurchase agreements, at $5.0 billion decreased $57.6 million, or an annualized 4.6%, from March 31, 2024 but increased $11.5 million, or an annualized 0.5%, from December 31, 2023.  CTBI is not dependent on any one customer or group of customers for its source of deposits.  As of June 30, 2024, no one customer accounted for more than 2.25% of our $5.0 billion in deposits.  Only two customer relationships accounted for more than 1% each.
Shareholders’ equity at $719.3 million increased $11.6 million, or an annualized 6.6%, during the quarter and $17.1 million, or an annualized 4.9%, from December 31, 2023.  Net unrealized losses on securities, net of deferred taxes, were $107.1 million at June 30, 2024, compared to $106.9 million at March 31, 2024 and $103.3 million at December 31, 2023.

Loans
(dollars in thousands)	June 30, 2024
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$417,161	5.4%	$0	$0	$4,447
Commercial real estate residential	480,418	14.9	14	1,318	4,349
Commercial real estate nonresidential	825,934	6.1	53	5,064	8,706
Dealer floorplans	76,222	8.4	0	0	561
Commercial other	352,041	9.6	(638)	1,652	3,385
Total commercial	2,151,776	8.5	(571)	8,034	21,448

Residential:
Real estate mortgage	978,144	4.3	(33)	9,703	11,840
Home equity	154,311	4.9	8	916	1,318
Total residential	1,132,455	4.4	(25)	10,619	13,158

Consumer:
Consumer direct	157,327	(1.1)	(591)	542	3,604
Consumer indirect	819,689	(0.5)	(1,836)	635	13,938
Total consumer	977,016	(0.6)	(2,427)	1,177	17,542

Total loans	$4,261,247	5.2%	$(3,023)	$19,830	$52,148

Total Deposits and Repurchase Agreements
				Percent Change
				2Q 2024 Compared to:
(dollars in thousands)	2Q 2024	1Q 2024	YE 2023	1Q 2024	YE 2023
Noninterest bearing deposits	$1,241,514	$1,274,583	$1,260,690	(2.6)%	(1.5)%
Interest bearing deposits
Interest checking	138,767	131,227	123,927	5.7%	12.0%
Money market savings	1,664,580	1,608,849	1,525,537	3.5%	3.5%
Savings accounts	527,251	543,338	535,063	(3.0)%	(1.5)%
Time deposits	1,161,686	1,226,273	1,279,405	(5.3)%	(9.2)%
Repurchase agreements	227,576	234,671	225,245	(3.0)%	1.0%
Total interest bearing deposits and repurchase agreements	3,719,860	3,744,358	3,689,177	(0.7)%	0.8%
Total deposits and repurchase agreements	$4,961,374	$5,018,941	$4,949,867	(1.1)%	0.2%

Asset Quality
Our total nonperforming loans increased to $19.8 million at June 30, 2024 from $15.9 million at March 31, 2024 and $14.0 million at December 31, 2023.  Accruing loans 90+ days past due at $14.7 million increased $3.2 million from prior quarter and $4.8 million from December 31, 2023.  Nonaccrual loans at $5.1 million increased $0.8 million from prior quarter and $1.1 million from December 31, 2023.  Accruing loans 30-89 days past due at $24.1 million increased $11.9 million from prior quarter and $8.8 million from December 31, 2023.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 81% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.
For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.
We had net loan charge-offs of $1.4 million, or 0.13% of average loans annualized, for the second quarter 2024 compared to $1.6 million, or 0.16% of average loans annualized, for the first quarter 2024 and $0.7 million, or 0.07% of average loans annualized, for the second quarter 2023.  Of the net charge-offs for the quarter, $0.8 million were in indirect consumer loans, $0.5 million were in commercial loans, and $0.1 million were in direct consumer loans.  Net charge-offs for the six months ended June 30, 2024 were $3.0 million, or 0.15% of average loans annualized, compared to $1.1 million, or 0.06% of average loans annualized, for the six months ended June 30, 2023.  Year-to-date net loan charge-offs are in line with management’s expectations.
Dividends
The following schedule shows the quarterly cash dividends paid for the past six quarters:
Pay Date	Record Date	Amount Per Share
July 1, 2024	June 15, 2024	$0.46
April 1, 2024	March 15, 2024	$0.46
January 1, 2024	December 15, 2023	$0.46
October 1, 2023	September 15, 2023	$0.46
July 1, 2023	June 15, 2023	$0.44
April 1, 2023	March 15, 2023	$0.44

On July 23, 2024, the Board of Directors of CTBI declared a quarterly cash dividend of $0.47 per share to be paid on October 1, 2024 to shareholders of record on September 15, 2024.  This represents an increase of 2.2% in the quarterly cash dividend.

Liquidity and Market Risk
The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of June 30, 2024, we had approximately $161.7 million in cash and cash equivalents and approximately $157.5 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $271.4 million and $157.5 million at December 31, 2023.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at June 30, 2024 and December 31, 2023.  As of June 30, 2024, we had a $565.9 million available borrowing position with the Federal Home Loan Bank, compared to $476.2 million at December 31, 2023.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2024 and December 31, 2023, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2024 were deposits with the Federal Reserve of $105.5 million, compared to $207.6 million at December 31, 2023.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.
The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2024, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 152% of equity capital.  Eighty-seven percent of the pledge-eligible portfolio was pledged.
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

Capital Resources
We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended June 30, 2024 of 4.21%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.92 per share and $0.88 per share for the six months ended June 30, 2024 and 2023, respectively.  We retained 56.8% of our earnings for the first six months of 2024 compared to 59.4% for the first six months of 2023.
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
In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of June 30, 2024 was 13.90%.  CTB’s CBLR ratio as of June 30, 2024 was 13.42%.
As of June 30, 2024, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.
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
Stock Repurchase Program
CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of June 30, 2024, a total of 2,465,294 shares have been repurchased through this program.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the consolidated financial statements.
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
Goodwill – Business combinations entered into by CTBI typically include the recognition of goodwill.  GAAP requires goodwill to be tested for impairment on an annual basis, which for CTBI is October 1, and more frequently if events or circumstances indicate that there may be impairment.  Refer to Note 1 to the condensed consolidated financial statements contained herein for a discussion on the methodology used by CTBI to assess goodwill for impairment.
Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value.  In testing goodwill for impairment, GAAP permits companies to first assess qualitative factors to determine whether it is more likely than not that its fair value is less than its carrying amount.  In this qualitative assessment, CTBI evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of CTBI, and the performance of CTBI’s common stock, to determine if it is not more likely than not that the fair value is less than its carrying amount.  If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, CTBI performs the goodwill impairment test by comparing its fair value with its carrying amount, including goodwill.  If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded.  A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 0.75% over one year and 1.83% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.18% over one year and 5.24% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2024, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2024 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosure	Not applicable

Item 5.	Other Information:
None
(a) Information required to be disclosed in a report on Form 8-K
None
(b) Changes to director nomination procedures

(c) Insider trading arrangements

 During the three months ended June 30, 2024, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2024	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer