Form 10-Q
period 2024-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2024-11-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Common stock – 18,057,923 shares outstanding at October 31, 2024

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(dollars in thousands)	(unaudited) September 30 2024	December 31 2023
Assets:
Cash and due from banks	$85,944	$58,833
Interest bearing deposits	154,996	212,567
Cash and cash equivalents	240,940	271,400

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,205,289 and $1,301,244, respectively)	1,098,076	1,163,724
Equity securities at fair value	3,266	3,158
Loans held for sale	115	152

Loans	4,350,474	4,050,906
Allowance for credit losses	(53,360)	(49,543)
Net loans	4,297,114	4,001,363

Premises and equipment, net	47,519	45,311
Operating right-of-use assets	11,712	12,607
Finance right-of-use assets	3,006	3,096
Federal Home Loan Bank stock	5,173	4,712
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	100,915	101,461
Mortgage servicing rights	7,091	7,665
Other real estate owned	1,344	1,616
Deferred tax asset	21,172	28,141
Accrued interest receivable	23,770	23,575
Other assets	31,133	31,093
Total assets	$5,962,968	$5,769,696

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,204,515	$1,260,690
Interest bearing	3,633,747	3,463,932
Total deposits	4,838,262	4,724,622

Repurchase agreements	233,324	225,245
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	319	334
Long-term debt	64,074	64,241
Operating lease liability	12,088	12,958
Finance lease liability	3,442	3,435
Accrued interest payable	16,304	7,389
Other liabilities	33,893	28,764
Total liabilities	5,202,206	5,067,488

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2024 – 18,052,147; 2023 – 17,999,840	90,261	89,999
Capital surplus	233,263	231,130
Retained earnings	517,814	484,400
Accumulated other comprehensive loss, net of tax	(80,576)	(103,321)
Total shareholders’ equity	760,762	702,208

Total liabilities and shareholders’ equity	$5,962,968	$5,769,696

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans, including loans held for sale	$70,805	$60,156	$202,785	$167,925
Interest and dividends on securities
Taxable	6,025	6,831	19,087	20,400
Tax exempt	623	665	1,935	2,016
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	180	168	564	514
Interest on Federal Reserve Bank deposits	2,044	1,616	6,756	4,255
Other, including interest on federal funds sold	137	63	337	211
Total interest income	79,814	69,499	231,464	195,321

Interest expense:
Interest on deposits	28,800	21,733	83,620	54,586
Interest on repurchase agreements and federal funds purchased	2,681	2,524	7,897	6,330
Interest on advances from Federal Home Loan Bank	0	954	15	1,004
Interest on long-term debt	1,134	1,148	3,464	3,266
Total interest expense	32,615	26,359	94,996	65,186

Net interest income	47,199	43,140	136,468	130,135
Provision for credit losses	2,736	1,871	8,364	4,996
Net interest income after provision for credit losses	44,463	41,269	128,104	125,139

Noninterest income:
Deposit related fees	7,886	7,823	22,205	22,623
Gains on sales of loans, net	80	105	244	341
Trust and wealth management income	3,707	3,277	10,960	9,707
Loan related fees	813	1,283	3,485	3,325
Bank owned life insurance	1,214	1,108	4,321	2,701
Brokerage revenue	563	452	1,736	1,188
Securities gains	213	355	110	738
Other noninterest income	1,087	1,093	3,344	3,311
Total noninterest income	15,563	15,496	46,405	43,934

Noninterest expense:
Officer salaries and employee benefits	3,715	3,725	12,088	11,451
Other salaries and employee benefits	15,806	14,328	47,146	43,815
Occupancy, net	2,374	2,154	7,127	6,637
Equipment	698	721	2,062	2,161
Data processing	2,804	2,410	7,991	7,096
Bank franchise tax	422	406	1,270	1,244
Legal fees	304	234	819	883
Professional fees	720	488	2,015	1,567
Advertising and marketing	876	767	2,309	2,291
FDIC insurance	629	612	1,916	1,828
Repossession expense	256	109	779	438
Other noninterest expense	3,908	4,893	11,632	14,351
Total noninterest expense	32,512	30,847	97,154	93,762

Income before income taxes	27,514	25,918	77,355	75,311
Income taxes	5,372	5,290	17,035	15,966
Net income	22,142	20,628	60,320	59,345

Other comprehensive gain (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	35,346	(26,766)	30,309	(13,878)
Less: Reclassification adjustments for realized gains included in net income	1	0	2	4
Tax expense (benefit)	8,820	(6,679)	7,562	(1,633)
Other comprehensive gain (loss), net of tax	26,525	(20,087)	22,745	(12,249)
Comprehensive income	$48,667	$541	$83,065	$47,096

Basic earnings per share	$1.23	$1.15	$3.36	$3.32
Diluted earnings per share	$1.23	$1.15	$3.36	$3.32

Weighted average shares outstanding-basic	17,962	17,893	17,942	17,882
Weighted average shares outstanding-diluted	17,991	17,904	17,965	17,892

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323
Net income				22,142		22,142
Other comprehensive income (loss)					26,525	26,525
Cash dividends declared ($0.47 per share)				(8,444)		(8,444)
Issuance of common stock	26,384	132	791			923
Vesting of restricted stock	0	0	0			0
Forfeiture of restricted stock	0	0	0			0
Stock-based compensation			293			293
Balance, September 30, 2024	18,052,147	$90,261	$233,263	$517,814	$(80,576)	$760,762

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2023	17,983,700	$89,918	$229,943	$461,578	$(121,314)	$660,125
Net income				20,628		20,628
Other comprehensive income (loss)					(20,087)	(20,087)
Cash dividends declared ($0.46 per share)				(8,230)		(8,230)
Issuance of common stock	7,751	38	241			279
Vesting of restricted stock	(32)	(0)	0			0
Stock-based compensation			319			319
Balance, September 30, 2023	17,991,419	$89,956	$230,503	$473,976	$(141,401)	$653,034

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				60,320		60,320
Other comprehensive income (loss)					22,745	22,745
Cash dividends declared ($1.39 per share)				(24,945)		(24,945)
Issuance of common stock	62,575	313	1,182			1,495
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			900			900
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, September 30, 2024	18,052,147	$90,261	$233,263	$517,814	$(80,576)	$760,762

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				59,345		59,345
Other comprehensive income (loss)					(12,249)	(12,249)
Cash dividends declared ($1.34 per share)				(23,965)		(23,965)
Issuance of common stock	42,473	212	625			837
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(21,409)	(107)	107			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			1,019			1,019
Balance, September 30, 2023	17,991,419	$89,956	$230,503	$473,976	$(141,401)	$653,034

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$60,320	$59,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,760	4,034
Deferred taxes	250	243
Stock-based compensation	1,021	1,152
Provision for credit losses	8,364	4,996
Write-downs of other real estate owned and other repossessed assets	49	230
Gains on sale of mortgage loans held for sale	(244)	(341)
Securities gains	(2)	(4)
Fair value adjustments in equity securities	(108)	(734)
Gains on sale of assets, net	(100)	(378)
Proceeds from sale of mortgage loans held for sale	9,344	13,271
Funding of mortgage loans held for sale	(9,063)	(12,821)
Amortization of securities premiums and discounts, net	1,968	2,094
Change in cash surrender value of bank owned life insurance	(3,401)	(1,850)
Changes in lease liabilities	(863)	(1,201)
Mortgage servicing rights:
Fair value adjustments	674	320
New servicing assets created	(100)	(141)
Changes in:
Accrued interest receivable	(195)	(1,875)
Other assets	(2,844)	(5,561)
Accrued interest payable	8,915	5,973
Other liabilities	5,023	(986)
Net cash provided by operating activities	82,768	65,766

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(51,192)	(9,398)
Proceeds from sales of AFS securities	13,712	20,670
Proceeds from prepayments, calls, and maturities of AFS securities	131,469	93,104
Change in loans, net	(304,365)	(277,466)
Purchase of premises and equipment	(5,044)	(5,027)
Proceeds from sale and retirement of premises and equipment	70	349
Purchase of Federal Home Loan Bank stock	(461)	(994)
Proceeds from sale of other real estate owned and repossessed assets	577	819
Additional investment in other real estate owned and repossessed assets	(13)	(47)
Liquidation of cash surrender value of bank owned life insurance	2,356	241
Proceeds from settlement of bank owned life insurance	1,591	336
Net cash used in investing activities	(211,300)	(177,413)

Cash flows from financing activities:
Change in deposits, net	113,640	201,749
Change in repurchase agreements and federal funds purchased, net	8,079	17,146
Proceeds from Federal Home Loan Bank advances	100,000	225,000
Payments on advances from Federal Home Loan Bank	(100,015)	(225,015)
Proceeds from long-term debt/other borrowings	0	6,563
Repayment of long-term debt/other borrowings	(167)	(108)
Issuance of common stock	1,495	837
Dividends paid	(24,960)	(23,953)
Net cash provided by financing activities	98,072	202,219
Net increase in cash and cash equivalents	(30,460)	90,572
Cash and cash equivalents at beginning of period	271,400	128,686
Cash and cash equivalents at end of period	$240,940	$219,258

Supplemental disclosures:
Income taxes paid	$17,206	$17,628
Interest paid	86,081	59,213
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	238	1,022
Common stock dividends accrued, paid in subsequent quarter	276	291
Real estate acquired in settlement of loans	488	500
Right-of-use assets obtained in exchange for new operating lease liabilities	0	364

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present fairly the condensed consolidated financial position as of September 30, 2024, the results of operations, other comprehensive income (loss), and the changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements.  The results of operations, other comprehensive income (loss), and the changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the cash flows for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of Community Trust Bancorp, Inc. (“CTBI”) for that period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2023, included in our annual report on Form 10-K.

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

As a result of the implementation of this ASU, we recorded a cumulative effect impact that reduced retained earnings by $2.0 million during the first quarter 2024. Additionally, we had a decrease in amortization expense, recognized in other direct expenses, that totaled $0.7 million for the three months ended December 31, 2023. The amortization expense included in income tax expense was $0.8 million for the three months ended September 30, 2024 and $2.4 million year-to-date. The amount of income tax credits and other tax benefits recognized was $1.1 million during the third quarter 2024 and $3.2 million for the nine months ended September 30, 2024.  The amortization, income tax credits, and other tax benefits recognized were included in income tax expense on the statement of income and in net income on the statement of cash flows. We had $16.8 million in tax investments at September 30, 2024 included in other assets on the balance sheet. There were no non-income tax related activities or other returns received that were recognized outside of income tax expense and the statement of income and the statement of cash flows.  There were also no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects.  No investment income or loss was included in pre-tax income, and no impairment was recognized during the quarter or year to date resulting from the forfeiture or ineligibility of income tax credits or other circumstances. At September 30, 2024, there was $5.0 million in unfunded commitments. Of the amount outstanding, the contribution schedule is as follows:

(in thousands) Amount due in:	Unfunded Commitments
2024	$1,835
2025	2,000
2026	315
2027	146
2028	146
After	508

➢         FASB Issues Improvements to Reportable Segment Disclosures – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) allows more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of CODM and explain how the CODM uses the disclosed reported measures to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280.  The amendments in this update are effective for CTBI for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted.  The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements.  Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.  CTBI’s financial condition, results of operations, and cash flows will not be impacted by this guidance; however, CTBI will begin to provide disclosures of a single reportable segment at the respective implementation dates.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2024 and December 31, 2023, therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At September 30, 2024 and 2023, CTBI held no securities designated as HTM.

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

 Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the nine months ended September 30, 2024 and 2023, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended September 30, 2024 and 2023 was $293 thousand and $364 thousand, respectively, including $41 thousand and $45 thousand, respectively, in dividends paid for those periods. Restricted stock expense for the nine months ended September 30, 2024 and 2023 was $1.0 million and $1.2 million, respectively, including $121 thousand and $133 thousand, respectively, in dividends paid for those periods. As of September 30, 2024, there was a total of $2.6 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.6 years.  There were no shares of restricted stock granted during the three months ended September 30, 2024 and 2023.  There were 15,000 and 52,865 shares of restricted stock granted during the nine months ended September 30, 2024 and 2023, respectively. The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on the restricted stock will lapse ratably over four years, subject to such employee’s continued employment.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis. The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement. There were no shares forfeited during the three months ended September 30, 2024 and 2023. There were 2,437 and 790 shares of restricted stock forfeited during the nine months ended September 30, 2024 and 2023, respectively.

There was no compensation expense related to stock option grants for the nine months ended September 30, 2024 and 2023.  As of September 30, 2024, there was no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.  There were no stock options granted in the first nine months of 2024 or 2023.

Note 3 – Securities

The amortized cost and fair value of debt securities at September 30, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$361,391	$106	$(17,297)	$344,200
State and political subdivisions	306,163	124	(40,416)	265,871
U.S. government sponsored agency mortgage-backed securities	488,382	283	(49,916)	438,749
Asset-backed securities	49,353	11	(108)	49,256
Total available-for-sale securities	$1,205,289	$524	$(107,737)	$1,098,076

The amortized cost and fair value of debt securities at December 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$381,268	$121	$(26,572)	$354,817
State and political subdivisions	313,147	88	(48,290)	264,945
U.S. government sponsored agency mortgage-backed securities	518,836	36	(62,136)	456,736
Asset-backed securities	87,993	0	(767)	87,226
Total available-for-sale securities	$1,301,244	$245	$(137,765)	$1,163,724

The amortized cost and fair value of debt securities at September 30, 2024 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$114,439	$112,880
Due after one through five years	284,062	265,955
Due after five through ten years	131,994	117,251
Due after ten years	137,059	113,985
U.S. government sponsored agency mortgage-backed securities	488,382	438,749
Asset-backed securities	49,353	49,256
Total debt securities	$1,205,289	$1,098,076

During the three months ended September 30, 2024, we had a net securities gain of $213 thousand, consisting of a pre-tax gain of $1 thousand on sales and calls of AFS securities and an unrealized gain of $212 thousand from the fair value adjustment of equity securities.  During the three months ended September 30, 2023, we had an unrealized gain of $355 thousand from the fair value adjustment of equity securities.

During the nine months ended September 30, 2024, we had a net securities gain of $110 thousand, consisting of a pre-tax gain of $2 thousand realized on sales and calls of AFS securities and an unrealized gain of $108 thousand from the fair value adjustment of equity securities.  During the nine months ended September 30, 2023, we had a net securities gain of $738 thousand, consisting of a pre-tax gain of $4 thousand realized on sales and calls of AFS securities and an unrealized gain of $734 thousand from the fair value adjustment of equity securities.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of September 30, 2024 were $3.3 million, as a result of a $212 thousand increase in the fair value in the third quarter 2024.  The fair value of equity securities increased $355 thousand in the third quarter 2023.  No equity securities were sold during the nine months ended September 30, 2024 and 2023.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $640.8 million at September 30, 2024 and $761.5 million at December 31, 2023.

The amortized cost of securities sold under agreements to repurchase amounted to $328.4 million at September 30, 2024 and $333.6 million at December 31, 2023.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2024 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of September 30, 2024 was 94.3% compared to 97.3% as of December 31, 2023.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2024 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$0	$0	$0
State and political subdivisions	635	(24)	611
U.S. government sponsored agency mortgage-backed securities	26,266	(188)	26,078
Asset-backed securities	24,547	(34)	24,513
Total <12 months	51,448	(246)	51,202

12 Months or More
U.S. Treasury and government agencies	351,541	(17,297)	334,244
State and political subdivisions	289,200	(40,392)	248,808
U.S. government sponsored agency mortgage-backed securities	435,447	(49,728)	385,719
Asset-backed securities	15,939	(74)	15,865
Total ≥12 months	1,092,127	(107,491)	984,636

Total
U.S. Treasury and government agencies	351,541	(17,297)	334,244
State and political subdivisions	289,835	(40,416)	249,419
U.S. government sponsored agency mortgage-backed securities	461,713	(49,916)	411,797
Asset-backed securities	40,486	(108)	40,378
Total	$1,143,575	$(107,737)	$1,035,838

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

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2024	December 31 2023
Hotel/motel	$453,465	$395,765
Commercial real estate residential	485,004	417,943
Commercial real estate nonresidential	834,985	778,637
Dealer floorplans	86,693	70,308
Commercial other	353,943	321,082
Commercial loans	2,214,090	1,983,735

Real estate mortgage	1,003,123	937,524
Home equity lines	163,013	147,036
Residential loans	1,166,136	1,084,560

Consumer direct	154,061	159,106
Consumer indirect	816,187	823,505
Consumer loans	970,248	982,611

Loans and lease financing	$4,350,474	$4,050,906

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $0.4 million as of September 30, 2024 and $0.8 million as of December 31, 2023, while the unamortized premiums on the indirect lending portfolio totaled $30.9 million as of September 30, 2024 and $31.4 million as of December 31, 2023.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.4% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing. These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.1 million at September 30, 2024 and $0.2 million at December 31, 2023.

The following tables present the balance in the ACL for the periods ended September 30, 2024, December 31, 2023 and September 30, 2023.

	Three Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,447	$581	$0	$0	$5,028
Commercial real estate residential	4,349	139	0	5	4,493
Commercial real estate nonresidential	8,706	388	0	6	9,100
Dealer floorplans	561	78	0	0	639
Commercial other	3,385	53	(278)	228	3,388
Real estate mortgage	11,840	651	(37)	6	12,460
Home equity	1,318	63	(40)	5	1,346
Consumer direct	3,604	65	(249)	43	3,463
Consumer indirect	13,938	718	(2,132)	919	13,443
Total	$52,148	$2,736	$(2,736)	$1,212	$53,360

	Nine Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$436	$0	$0	$5,028
Commercial real estate residential	4,285	189	0	19	4,493
Commercial real estate nonresidential	7,560	1,481	0	59	9,100
Dealer floorplans	659	(20)	0	0	639
Commercial other	3,760	316	(1,124)	436	3,388
Real estate mortgage	10,197	2,327	(88)	24	12,460
Home equity	1,367	6	(40)	13	1,346
Consumer direct	3,261	999	(971)	174	3,463
Consumer indirect	13,862	2,630	(6,016)	2,967	13,443
Total	$49,543	$8,364	$(8,239)	$3,692	$53,360

	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$(579)	$0	$0	$4,592
Commercial real estate residential	4,894	(706)	(28)	125	4,285
Commercial real estate nonresidential	9,419	(2,252)	(294)	687	7,560
Dealer floorplans	1,776	(1,117)	0	0	659
Commercial other	5,285	(91)	(1,900)	466	3,760
Real estate mortgage	7,932	2,364	(140)	41	10,197
Home equity	1,106	278	(23)	6	1,367
Consumer direct	1,694	1,804	(541)	304	3,261
Consumer indirect	8,704	7,110	(5,333)	3,381	13,862
Total	$45,981	$6,811	$(8,259)	$5,010	$49,543

	Three Months Ended September 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,192	$611	$0	$0	$5,803
Commercial real estate residential	3,749	66	0	9	3,824
Commercial real estate nonresidential	7,797	181	0	39	8,017
Dealer floorplans	1,157	(314)	0	0	843
Commercial other	6,176	(595)	(195)	159	5,545
Real estate mortgage	7,884	439	(4)	17	8,336
Home equity	1,108	59	(10)	1	1,158
Consumer direct	2,563	157	(148)	41	2,613
Consumer indirect	12,392	1,267	(1,655)	576	12,580
Total	$48,018	$1,871	$(2,012)	$842	$48,719

	Nine Months Ended September 30, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$632	$0	$0	$5,803
Commercial real estate residential	4,894	(1,132)	(28)	90	3,824
Commercial real estate nonresidential	9,419	(1,765)	(9)	372	8,017
Dealer floorplans	1,776	(933)	0	0	843
Commercial other	5,285	1,376	(1,455)	339	5,545
Real estate mortgage	7,932	470	(99)	33	8,336
Home equity	1,106	71	(23)	4	1,158
Consumer direct	1,694	1,069	(386)	236	2,613
Consumer indirect	8,704	5,208	(3,730)	2,398	12,580
Total	$45,981	$4,996	$(5,730)	$3,472	$48,719

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

Refer to Note 1 to the condensed consolidated financial statements for further information regarding our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	661	700	1,361
Commercial real estate nonresidential	0	592	10,923	11,515
Commercial other	209	872	641	1,722
Total commercial loans	209	2,125	12,264	14,598

Real estate mortgage	0	3,016	5,515	8,531
Home equity lines	0	179	691	870
Total residential loans	0	3,195	6,206	9,401

Consumer direct	0	451	36	487
Consumer indirect	0	0	605	605
Total consumer loans	0	451	641	1,092

Loans and lease financing	$209	$5,771	$19,111	$25,091

	December 31, 2023
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	0	498	1,059	1,557
Commercial real estate nonresidential	0	680	2,270	2,950
Dealer floorplans	0	0	0	0
Commercial other	236	452	162	850
Total commercial loans	236	1,630	3,491	5,357

Real estate mortgage	0	1,996	5,302	7,298
Home equity lines	0	186	557	743
Total residential loans	0	2,182	5,859	8,041

Consumer direct	0	0	15	15
Consumer indirect	0	0	555	555
Total consumer loans	0	0	570	570

Loans and lease financing	$236	$3,812	$9,920	$13,968

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

The following tables present CTBI’s loan portfolio aging analysis, segregated by class, as of September 30, 2024 and December 31, 2023 (includes loans 90 days past due and still accruing as well):

	September 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$453,465	$453,465
Commercial real estate residential	1,278	259	1,361	2,898	482,106	485,004
Commercial real estate nonresidential	2,189	2,752	11,246	16,187	818,798	834,985
Dealer floorplans	0	0	0	0	86,693	86,693
Commercial other	747	272	1,575	2,594	351,349	353,943
Total commercial loans	4,214	3,283	14,182	21,679	2,192,411	2,214,090

Real estate mortgage	2,450	3,952	8,028	14,430	988,693	1,003,123
Home equity lines	1,026	191	852	2,069	160,944	163,013
Total residential loans	3,476	4,143	8,880	16,499	1,149,637	1,166,136

Consumer direct	518	61	487	1,066	152,995	154,061
Consumer indirect	4,153	1,019	605	5,777	810,410	816,187
Total consumer loans	4,671	1,080	1,092	6,843	963,405	970,248

Loans and lease financing	$12,361	$8,506	$24,154	$45,021	$4,305,453	$4,350,474

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$395,765	$395,765
Commercial real estate residential	1,047	275	1,525	2,847	415,096	417,943
Commercial real estate nonresidential	549	332	2,619	3,500	775,137	778,637
Dealer floorplans	0	0	0	0	70,308	70,308
Commercial other	663	494	641	1,798	319,284	321,082
Total commercial loans	2,259	1,101	4,785	8,145	1,975,590	1,983,735

Real estate mortgage	1,323	3,455	6,168	10,946	926,578	937,524
Home equity lines	911	273	707	1,891	145,145	147,036
Total residential loans	2,234	3,728	6,875	12,837	1,071,723	1,084,560

Consumer direct	1,013	118	15	1,146	157,960	159,106
Consumer indirect	4,550	1,029	555	6,134	817,371	823,505
Total consumer loans	5,563	1,147	570	7,280	975,331	982,611

Loans and lease financing	$10,056	$5,976	$12,230	$28,262	$4,022,644	$4,050,906

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.4% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) September 30	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$56,458	$79,630	$143,289	$27,364	$17,276	$69,756	$5,398	$399,171
Watch	0	11,336	10,901	6,616	4,493	14,971	0	48,317
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	4,023	0	0	1,954	0	5,977
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	56,458	90,966	158,213	33,980	21,769	86,681	5,398	453,465

Commercial real estate residential
Risk rating:
Pass	134,673	92,523	81,747	62,759	27,219	40,772	17,321	457,014
Watch	5,169	2,551	1,822	3,902	1,735	5,508	55	20,742
OAEM	0	121	0	0	0	88	48	257
Substandard	35	823	625	411	341	4,756	0	6,991
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	139,877	96,018	84,194	67,072	29,295	51,124	17,424	485,004

Commercial real estate nonresidential
Risk rating:
Pass	131,839	126,833	126,006	123,387	64,260	162,619	36,589	771,533
Watch	3,710	1,622	4,054	9,656	4,119	7,554	547	31,262
OAEM	0	0	15	385	0	48	0	448
Substandard	4,453	1,533	1,553	2,254	11,204	10,743	0	31,740
Doubtful	0	0	0	0	0	2	0	2
Total commercial real estate nonresidential	140,002	129,988	131,628	135,682	79,583	180,966	37,136	834,985

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	84,835	84,835
Watch	0	0	0	0	0	0	1,858	1,858
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	86,693	86,693

Commercial other
Risk rating:
Pass	78,716	48,287	41,287	27,102	26,125	20,196	74,308	316,021
Watch	2,544	895	609	219	118	567	13,954	18,906
OAEM	0	28	0	8,609	0	0	30	8,667
Substandard	1,243	4,284	2,396	464	455	168	1,339	10,349
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	82,503	53,494	44,292	36,394	26,698	20,931	89,631	353,943

Commercial other current period gross charge-offs	(973)	(11)	(116)	(17)	(2)	(5)	0	(1,124)

Commercial loans
Risk rating:
Pass	401,686	347,273	392,329	240,612	134,880	293,343	218,451	2,028,574
Watch	11,423	16,404	17,386	20,393	10,465	28,600	16,414	121,085
OAEM	0	149	15	8,994	0	136	78	9,372
Substandard	5,731	6,640	8,597	3,129	12,000	17,621	1,339	55,057
Doubtful	0	0	0	0	0	2	0	2
Total commercial loans	$418,840	$370,466	$418,327	$273,128	$157,345	$339,702	$236,282	$2,214,090

Total commercial loans current period gross charge-offs	$(973)	$(11)	$(116)	$(17)	$(2)	$(5)	$0	$(1,124)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$79,651	$144,826	$28,011	$17,664	$40,873	$42,029	$4,042	$357,096
Watch	11,569	2,826	6,835	4,623	3,361	1,648	0	30,862
OAEM	0	3,982	0	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,118	0	1,118
Doubtful	0	0	0	0	0	753	0	753
Total hotel/motel	91,220	151,634	34,846	22,287	44,234	47,502	4,042	395,765

Commercial real estate residential
Risk rating:
Pass	109,304	89,119	98,896	30,972	11,908	36,964	14,700	391,863
Watch	2,317	2,131	473	1,395	721	6,359	124	13,520
OAEM	0	0	0	0	0	63	0	63
Substandard	760	854	4,532	834	285	5,232	0	12,497
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	112,381	92,104	103,901	33,201	12,914	48,618	14,824	417,943

Commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	149,633	142,580	136,090	68,240	55,850	140,074	31,536	724,003
Watch	552	3,664	6,305	2,347	1,938	6,003	354	21,163
OAEM	2,375	15	0	7,255	0	1,486	0	11,131
Substandard	2,520	1,598	2,538	4,472	2,000	9,199	0	22,327
Doubtful	0	0	0	0	0	13	0	13
Total commercial real estate nonresidential	155,080	147,857	144,933	82,314	59,788	156,775	31,890	778,637

Commercial real estate nonresidential current period gross charge-offs	0	0	(7)	0	0	(287)	0	(294)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	70,308	70,308
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,308	70,308

Commercial other
Risk rating:
Pass	73,115	47,575	40,448	30,033	4,780	22,588	81,791	300,330
Watch	1,138	1,109	569	126	239	635	5,877	9,693
OAEM	29	0	0	0	0	0	30	59
Substandard	4,921	3,581	381	890	211	403	613	11,000
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,203	52,265	41,398	31,049	5,230	23,626	88,311	321,082

Commercial other current period gross charge-offs	(725)	(710)	(302)	(27)	(90)	(46)	0	(1,900)

Commercial loans
Risk rating:
Pass	411,703	424,100	303,445	146,909	113,411	241,655	202,377	1,843,600
Watch	15,576	9,730	14,182	8,491	6,259	14,645	6,355	75,238
OAEM	2,404	3,997	0	7,255	0	3,503	30	17,189
Substandard	8,201	6,033	7,451	6,196	2,496	15,952	613	46,942
Doubtful	0	0	0	0	0	766	0	766
Total commercial loans	$437,884	$443,860	$325,078	$168,851	$122,166	$276,521	$209,375	$1,983,735

Total commercial loans current period gross charge-offs	$(725)	$(710)	$(337)	$(27)	$(90)	$(333)	$0	$(2,222)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by class:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) September 30	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,550	$154,593	$162,143
Nonperforming	0	0	0	0	0	409	461	870
Total home equity lines	0	0	0	0	0	7,959	155,054	163,013

Home equity lines current period gross charge-offs	0	0	0	0	0	(40)	0	(40)

Mortgage loans
Performing	130,527	199,633	145,699	148,965	110,835	258,933	0	994,592
Nonperforming	0	856	688	675	280	6,032	0	8,531
Total mortgage loans	130,527	200,489	146,387	149,640	111,115	264,965	0	1,003,123

Mortgage loans current period gross charge-offs	0	0	(27)	0	0	(61)	0	(88)

Residential loans
Performing	130,527	199,633	145,699	148,965	110,835	266,483	154,593	1,156,735
Nonperforming	0	856	688	675	280	6,441	461	9,401
Total residential loans	$130,527	$200,489	$146,387	$149,640	$111,115	$272,924	$155,054	$1,166,136

Total residential loans current period gross charge-offs	$0	$0	$0	$(27)	$0	$(101)	$0	$(128)

Consumer direct loans
Performing	$44,620	$40,654	$24,086	$18,896	$10,773	$14,545	$0	$153,574
Nonperforming	0	13	461	0	7	6	0	487
Total consumer direct loans	44,620	40,667	24,547	18,896	10,780	14,551	0	154,061

Total consumer direct loans current period gross charge-offs	(9)	(239)	(593)	(67)	(18)	(45)	0	(971)

Consumer indirect loans
Performing	231,296	269,322	183,318	74,893	42,356	14,397	0	815,582
Nonperforming	58	231	222	69	9	16	0	605
Total consumer indirect loans	231,354	269,553	183,540	74,962	42,365	14,413	0	816,187

Total consumer indirect loans current period gross charge-offs	(171)	(2,151)	(2,059)	(1,222)	(198)	(215)	0	(6,016)

Consumer loans
Performing	275,916	309,976	207,404	93,789	53,129	28,942	0	969,156
Nonperforming	58	244	683	69	16	22	0	1,092
Total consumer loans	$275,974	$310,220	$208,087	$93,858	$53,145	$28,964	$0	$970,248

Total consumer loans current period gross charge-offs	$(180)	$(2,390)	$(2,652)	$(1,289)	$(216)	$(260)	$0	$(6,987)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,630	$138,663	$146,293
Nonperforming	0	0	0	0	0	442	301	743
Total home equity lines	0	0	0	0	0	8,072	138,964	147,036

Home equity lines current period gross charge-offs	0	0	0	0	0	(23)	0	(23)

Mortgage loans
Performing	200,442	162,407	159,857	119,772	56,601	231,147	0	930,226
Nonperforming	0	200	151	192	533	6,222	0	7,298
Total mortgage loans	200,442	162,607	160,008	119,964	57,134	237,369	0	937,524

Mortgage loans current period gross charge-offs	0	0	(47)	0	(40)	(53)	0	(140)

Residential loans
Performing	200,442	162,407	159,857	119,772	56,601	238,777	138,663	1,076,519
Nonperforming	0	200	151	192	533	6,664	301	8,041
Total residential loans	$200,442	$162,607	$160,008	$119,964	$57,134	$245,441	$138,964	$1,084,560

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(40)	$(76)	$0	$(163)

Consumer direct loans
Performing	$63,686	$34,722	$26,250	$15,560	$6,951	$11,922	$0	$159,091
Nonperforming	0	4	11	0	0	0	0	15
Total consumer direct loans	63,686	34,726	26,261	15,560	6,951	11,922	0	159,106

Total consumer direct loans current period gross charge-offs	(65)	(263)	(129)	(37)	(27)	(20)	0	(541)

Consumer indirect loans
Performing	359,049	251,086	109,231	69,319	23,767	10,498	0	822,950
Nonperforming	133	223	157	11	22	9	0	555
Total consumer indirect loans	359,182	251,309	109,388	69,330	23,789	10,507	0	823,505

Total consumer indirect loans current period gross charge-offs	(541)	(2,320)	(1,688)	(492)	(121)	(171)	0	(5,333)

Consumer loans
Performing	422,735	285,808	135,481	84,879	30,718	22,420	0	982,041
Nonperforming	133	227	168	11	22	9	0	570
Total consumer loans	$422,868	$286,035	$135,649	$84,890	$30,740	$22,429	$0	$982,611

Total consumer loans current period gross charge-offs	$(606)	$(2,583)	$(1,817)	$(529)	$(148)	$(191)	$0	$(5,874)
* A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $4.7 million at September 30, 2024 and $3.5 million at December 31, 2023.

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,595	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	9	28,354	325
Commercial other	3	13,368	0
Total collateral dependent loans	14	$47,317	$325

	December 31, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,810	$0
Commercial real estate residential	2	5,080	0
Commercial real estate nonresidential	9	21,637	250
Commercial other	2	5,658	0
Total collateral dependent loans	16	$39,185	$250

	September 30, 2023
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$8,029	$0
Commercial real estate residential	2	5,116	0
Commercial real estate nonresidential	6	11,633	0
Commercial other	2	6,201	0
Total collateral dependent loans	12	$30,979	$0

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. Two of the three loans listed in the commercial other segment at September 30, 2024 are collateralized by inventory, equipment, and accounts receivable while one loan in the amount of $8.6 million is secured by shares of common stock.

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the quarter ended September 30, 2024:
	Amortized Cost at September 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	345	0.10
Commercial loans	0	0.00	345	0.02

Real estate mortgage	183	0.02	2,030	0.20
Home equity lines	0	0.00	0	0.00
Residential loans	183	0.02	2,030	0.17

Consumer direct	0	0.00	71	0.05
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	71	0.01

Loans and lease financing	$183	0.00%	$2,446	0.06%

	Amortized Cost at September 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,954	0.43%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	164	0.05	195	0.06
Commercial loans	164	0.01	2,149	0.10

Real estate mortgage	258	0.03	0	0.00
Home equity lines	32	0.02	0	0.00
Residential loans	290	0.02	0	0.00

Consumer direct	0	0.00	1	0.00
Consumer indirect	0	0.00	9	0.00
Consumer loans	0	0.00	10	0.00

Loans and lease financing	$454	0.01%	$2,159	0.05%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2024:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.2% to 3.3%	Added a weighted-average 1.4 years to life of the loans

Home equity lines

Consumer direct		Added a weighted-average 0.2 years to life of the loans

Consumer indirect

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel		Provided payment changes that will be added to the end of the original loan term

Commercial real estate residential

Commercial real estate nonresidential

Dealer floorplans

Commercial other	Increased weighted-average contractual interest rate from 4.0% to 8.5% and increased the weighted-average life by 15.0 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Weighted-average contractual interest rate remained at 8.5% and increased the weighted-average life by 20.0 years

Home equity lines	Reduced weighted-average contractual interest rate from 5.4% to 3.0% and increased the weighted-average life by 1.4 years

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

Those loans, segregated by loan segment and concession granted, are presented below for the nine months ended September 30, 2024:

	Amortized Cost at September 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	78	0.02
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	937	0.26
Commercial loans	0	0.00	1,015	0.05

Real estate mortgage	1,020	0.10	7,125	0.71
Home equity lines	0	0.00	31	0.02
Residential loans	1,020	0.09	7,156	0.61

Consumer direct	0	0.00	103	0.07
Consumer indirect	0	0.00	279	0.03
Consumer loans	0	0.00	382	0.04

Loans and lease financing	$1,020	0.02%	$8,553	0.20%

	Amortized Cost at September 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,954	0.43%
Commercial real estate residential	13	0.00	206	0.04
Commercial real estate nonresidential	27	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	174	0.05	934	0.26
Commercial loans	214	0.01	3,094	0.14

Real estate mortgage	590	0.06	0	0.00
Home equity lines	112	0.07	0	0.00
Residential loans	702	0.06	0	0.00

Consumer direct	0	0.00	1	0.00
Consumer indirect	0	0.00	64	0.01
Consumer loans	0	0.00	65	0.01

Loans and lease financing	$916	0.02%	$3,159	0.07%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2024:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.8% to 4.7%	Added a weighted-average 0.8 years to life of the loans

Home equity lines		Added a weighted-average 0.5 years to life of the loans

Consumer direct		Added a weighted-average 0.1 years to life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel		Provided payment changes that will be added to the end of the original loan term

Commercial real estate residential	Weighted-average contractual interest rate remained at 8.5% and increased the weighted-average life by 4.0 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Increased weighted-average contractual interest rate from 6.0% to 8.5% and increased the weighted-average life by 10.3 years

Dealer floorplans

Commercial other	Increased weighted-average contractual interest rate from 4.3% to 8.5% and increased the weighted-average life by 14.3 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.6% to 4.2% and increased the weighted-average life by 4.3 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.3% to 8.6% and increased the weighted-average life by 13.1 years

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

Those loans, segregated by loan segment and concession granted, are presented below for the year ended December 31, 2023:

	Amortized Cost at December 31, 2023
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	534	0.13	1,788	0.43
Commercial real estate nonresidential	4,504	0.58	5,342	0.69
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	6,025	1.88
Commercial loans	5,038	0.25	13,155	0.66

Real estate mortgage	581	0.06	5,431	0.58
Home equity lines	0	0.00	246	0.17
Residential loans	581	0.05	5,677	0.52

Consumer direct	0	0.00	165	0.10
Consumer indirect	0	0.00	334	0.04
Consumer loans	0	0.00	499	0.05

Loans and lease financing	$5,619	0.14%	$19,331	0.48%

	Amortized Cost at December 31, 2023
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,955	0.49%
Commercial real estate residential	0	0.00	218	0.05
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	29	0.01	288	0.09
Commercial loans	29	0.00	2,461	0.01

Real estate mortgage	1,101	0.12	0	0.00
Home equity lines	125	0.09	42	0.03
Residential loans	1,226	0.11	42	0.00

Consumer direct	0	0.00	18	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	18	0.00

Loans and lease financing	$1,255	0.03%	$2,521	0.06%

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

Consumer indirect

Those loans, segregated by loan segment and concession granted, are presented below for the three months ended September 30, 2023:

	Amortized Cost at September 30, 2023
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

	Amortized Cost at September 30, 2023
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

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 2.0 years to life of the loans

Commercial real estate nonresidential		Added a weighted-average 0.2 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 0.8 years to life of the loans

Real estate mortgage		Added a weighted-average 1.0 years to life of the loans

Home equity lines		Added a weighted-average 4.9 years to life of the loans

Consumer direct

Consumer indirect

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
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

Consumer direct

Consumer indirect

Those loans, segregated by loan segment and concession granted, are presented below for the nine months ended September 30, 2023:

	Amortized Cost at September 30, 2023
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

	Amortized Cost at September 30, 2023
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

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 7.8%	Added a weighted-average 0.6 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 9.5% to 7.5%	Added a weighted-average 0.1 years to life of the loans

Dealer floorplans

Commercial other		Added a weighted-average 1.4 years to life of the loans

Real estate mortgage	Resulted in no change of the weighted-average contractual interest rate of 3.0%	Added a weighted-average 2.3 years to life of the loans

Home equity lines		Added a weighted-average 5.8 years to life of the loans

Consumer direct		Removed a weighted-average 0.7 years from life of the loans

Consumer indirect		Added a weighted-average 0.3 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Hotel/motel

Commercial real estate residential	Reduced weighted-average contractual interest rate from 10.8% to 6.5% and increased the weighted-average life by 0.3 years

Commercial real estate nonresidential

Dealer floorplans

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.3% to 5.9% and increased the weighted-average life by 12.4 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.4% to 8.1% and increased the weighted-average life by 9.4 years

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect
Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment. The table below represents the payment status of modified loans to borrowers experiencing financial difficulty for the past 12 months as of September 30, 2024.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,954	$0	$0	$0
Commercial real estate residential	119	219	237	0
Commercial real estate nonresidential	47	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	5,215	335	0	64
Real estate mortgage	8,865	245	819	715
Home equity lines	162	0	0	0
Consumer direct	104	0	0	0
Consumer indirect	280	64	0	0
Total	$16,746	$863	$1,056	$779

The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of September 30, 2023:

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	2,122	44	0	0
Commercial real estate nonresidential	9,813	0	26	0
Dealer floorplans	0	0	0	0
Commercial other	1,060	320	345	264
Real estate mortgage	3,935	1,442	139	349
Home equity lines	519	100	0	22
Consumer direct	207	3	0	0
Consumer indirect	366	29	0	0
Total	$18,022	$1,938	$510	$635

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During the quarter ended September 30, 2024, there were five loans to borrowers experiencing financial difficulty that subsequently defaulted. CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by loan segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within twelve months of the loan modification.

	Three Months Ended September 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Real estate mortgage	5	$467
Total loans experiencing financial difficulty	5	$467

	Nine Months Ended September 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial real estate residential	1	$237
Commercial other	4	316
Real estate mortgage	8	1,263
Total loans experiencing financial difficulty	13	$1,816

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  As of September 30, 2024 and December 31, 2023, the total unfunded commitment off-balance sheet credit exposure was $1.5 million.

Note 5 – Other Real Estate Owned

Activity for other real estate owned was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2024	2023	2024	2023
Beginning balance of other real estate owned	$1,626	$2,047	$1,616	$3,671
New assets acquired	14	325	488	500
Capitalized costs	0	7	13	46
Fair value adjustments	0	(124)	(49)	(230)
Sale of assets	(296)	(80)	(724)	(1,812)
Ending balance of other real estate owned	$1,344	$2,175	$1,344	$2,175

Carrying costs and fair value adjustments associated with foreclosed properties for the three months ended September 30, 2024 and 2023 were $13 thousand and $0.2 million, respectively. Carrying costs and fair value adjustments associated with foreclosed properties for the nine months ended September 30, 2024 and 2023 were $0.1 million and $0.3 million, respectively. See Note 1 for a description of our accounting policies relative to foreclosed properties and other real estate owned.

The major classifications of foreclosed properties are shown in the following table:

(in thousands)	September 30 2024	December 31 2023
1-4 family	$574	$827
Construction/land development/other	394	383
Non-farm/non-residential	376	406
Total foreclosed properties	$1,344	$1,616

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $297.7 million and $296.6 million at September 30, 2024 and December 31, 2023, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023 is presented in the following tables:

	September 30, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,644	$0	$21	$29,911	$51,576
State and political subdivisions	105,022	0	1,897	9,485	116,404
U.S. government sponsored agency mortgage-backed securities	17,124	0	542	44,190	61,856
Asset-backed securities	3,488	0	0	0	3,488
Total	$147,278	$0	$2,460	$83,586	$233,324

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,156	$19	$1,817	$23,640	$46,632
State and political subdivisions	98,053	481	5,962	3,219	107,715
U.S. government sponsored agency mortgage-backed securities	17,538	0	41,521	9,269	68,328
Asset-backed securities	2,570	0	0	0	2,570
Total	$139,317	$500	$49,300	$36,128	$225,245

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$344,200	$329,996	$14,204	$0
State and political subdivisions	265,871	0	265,871	0
U.S. government sponsored agency mortgage-backed securities	438,749	0	438,749	0
Asset-backed securities	49,256	0	49,256	0
Equity securities at fair value	3,266	0	0	3,266
Mortgage servicing rights	7,091	0	0	7,091

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$354,817	$336,285	$18,532	$0
State and political subdivisions	264,945	0	264,945	0
U.S. government sponsored agency mortgage-backed securities	456,736	0	456,736	0
Asset-backed securities	87,226	0	87,226	0
Equity securities at fair value	3,158	0	0	3,158
Mortgage servicing rights	7,665	0	0	7,665

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of September 30, 2024 and December 31, 2023. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of September 30, 2024 and December 31, 2023, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate, and conversion date. We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the tables below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,054	$7,749	$2,545	$8,230
Total unrealized gains (losses)
Included in net income	212	(494)	355	155
Issues	0	34	0	45
Settlements	0	(198)	0	(141)
Ending balance	$3,266	$7,091	$2,900	$8,289

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$212	$(494)	$355	$155

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,158	$7,665	$2,166	$8,468
Total unrealized gains (losses)
Included in net income	108	(173)	734	21
Issues	0	100	0	141
Settlements	0	(501)	0	(341)
Ending balance	$3,266	$7,091	$2,900	$8,289

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$108	$(173)	$734	$21

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2024	2023	2024	2023
Total gains (losses)	$(480)	$369	$(566)	$414

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,318	$0	$0	$8,318
Other real estate owned	471	0	0	471

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,397	$0	$0	$8,397
Other real estate owned	205	0	0	205

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

Loans considered collateral dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  There were no fair value adjustments on collateral-dependent loans disclosed above for the quarter ended September 30, 2024.  Fair value adjustments were $0.1 million for the nine months ended September 30, 2024.  There were no collateral dependent loans as of September 30, 2023, while losses for the year ended December 31, 2023 were $0.3 million.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  There were no fair value adjustments for the quarter ended September 30, 2024.  The fair value adjustments for the nine months ended September 30, 2024 on OREO disclosed above were $6 thousand.  Losses for the year ended December 31, 2023 were $0.1 million.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,266	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,091	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 26.0% (6.9%)
			Probability of default	0.0% - 100% (0.9%)
			Discount rate	9.8% - 12.0% (10.0%)
Collateral dependent loans	$8,318	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$471	Market comparable properties	Comparability adjustments	37.2% - 58.5% (51.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,158	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,665	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.5%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.5% - 12.0% (10.0%)
Collateral dependent loans	$8,397	Market comparable properties	Marketability discount	10.9% - 19.6% (12.2%)

Other real estate owned	$205	Market comparable properties	Comparability adjustments	10.0% - 23.9% (17.5%)

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2024 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2024 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2024 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$240,940	$240,940	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,098,076	329,996	768,080	0
Equity securities at fair value	3,266	0	0	3,266
Loans held for sale	115	118	0	0
Loans, net	4,297,114	0	0	4,127,547
Federal Home Loan Bank stock	5,173	0	5,173	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	23,770	0	23,770	0

Financial liabilities:
Deposits	$4,838,262	$988,350	$3,508,210	$0
Repurchase agreements	233,324	0	0	233,228
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	319	0	328	0
Long-term debt	64,074	0	0	47,887
Accrued interest payable	16,304	0	16,304	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2024	2023	2024	2023
Numerator:
Net income	$22,142	$20,628	$60,320	$59,345

Denominator:
Basic earnings per share:
Weighted average shares	17,962	17,893	17,942	17,882
Diluted earnings per share:
Effect of dilutive stock options and restricted stock grants	29	11	23	10
Adjusted weighted average shares	17,991	17,904	17,965	17,892

Earnings per share:
Basic earnings per share	$1.23	$1.15	$3.36	$3.32
Diluted earnings per share	1.23	1.15	3.36	3.32

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2024 and 2023.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the three and nine months ended September 30, 2024 and 2023 were:

	Amounts Reclassified from AOCI
(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Affected line item in the statements of income
Securities gains (losses)	$1	$0	$2	$4
Tax expense (benefit)	0	0	0	1
Total reclassifications out of AOCI	$1	$0	$2	$3

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

Our Business
Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2024, we had total consolidated assets of $6.0 billion and total consolidated deposits, including repurchase agreements, of $5.1 billion.  Total shareholders’ equity at September 30, 2024 was $760.8 million.  Trust assets at September 30, 2024 totaled $4.0 billion with assets under management of $3.7 billion, including CTB’s investment portfolio totaling $1.1 billion.
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

Results of Operations and Financial Condition
We reported earnings for the third quarter 2024 of $22.1 million, or $1.23 per basic share, compared to $19.5 million, or $1.09 per basic share, earned during the second quarter 2024 and $20.6 million, or $1.15 per basic share, earned during the third quarter 2023.  Total revenue for the quarter was $1.4 million above prior quarter and $4.1 million above prior year same quarter.  Net interest revenue for the quarter increased $1.5 million compared to prior quarter and $4.1 million compared to prior year same quarter, and noninterest income decreased $0.1 million compared to prior quarter but increased $0.1 million compared to prior year same quarter.  Our provision for credit losses for the quarter decreased $0.2 million from prior quarter but increased $0.9 million from prior year same quarter.  Noninterest expense increased $0.1 million compared to prior quarter and $1.7 million compared to prior year same quarter.  Net income for the nine months ended September 30, 2024 was $60.3 million, or $3.36 per basic share, compared to $59.3 million, or $3.32 per basic share, for the nine months ended September 30, 2023.
Quarterly Highlights
❖
Net interest income for the quarter of $47.2 million was $1.5 million, or 3.3%, above prior quarter and $4.1 million, or 9.4%, above prior year same quarter, as our net interest margin increased 1 basis point from prior quarter and 12 basis points from prior year same quarter.

❖	Provision for credit losses at $2.7 million for the quarter decreased $0.2 million from prior quarter but increased $0.9 million from prior year same quarter.

❖	Our loan portfolio at $4.4 billion increased $89.2 million, or an annualized 8.3%, from June 30, 2024 and $299.6 million, or an annualized 9.9%, from December 31, 2023.

❖
We had net loan charge-offs of $1.5 million, or an annualized 0.14% of average loans, for the third quarter 2024 compared to $1.4 million, or an annualized 0.13% of average loans, for the second quarter 2024 and $1.2 million, or an annualized 0.12% of average loans, for the third quarter 2023.

❖
Our total nonperforming loans increased to $25.1 million at September 30, 2024 from $19.8 million at June 30, 2024 and $14.0 million at December 31, 2023.  Nonperforming assets at $26.4 million increased $5.0 million from June 30, 2024 and $10.9 million from December 31, 2023.

❖	Deposits, including repurchase agreements, at $5.1 billion increased $110.2 million, or an annualized 8.8%, from June 30, 2024 and $121.7 million, or 2.5%, from December 31, 2023.

❖	Shareholders’ equity at $760.8 million increased $41.4 million, or an annualized 22.9%, during the quarter and $58.6 million, or 8.3%, from December 31, 2023.

❖	Noninterest income for the quarter ended September 30, 2024 of $15.6 million was $0.1 million, or 0.9%, below prior quarter but $0.1 million, or 0.4%, above prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2024 of $32.5 million was $0.1 million, or 0.3%, above prior quarter and $1.7 million, or 5.4%, above prior year same quarter.

Income Statement Review
Nine Months Ended September 30			Change
(dollars in thousands)	2024	2023	Amount	Percent
Net interest income	$136,468	$130,135	$6,333	4.9%
Provision for credit losses	8,364	4,996	3,368	67.4%
Noninterest income	46,405	43,934	2,471	5.6%
Noninterest expense	97,154	93,762	3,392	3.6%
Income taxes	17,035	15,966	1,069	6.7%
Net income	$60,320	$59,345	$975	1.6%

Average earning assets	$5,499,608	$5,199,072	$300,536	5.8%

Yield on average earnings assets, tax equivalent*	5.64%	5.05%	0.59%	11.8%
Cost of interest bearing funds	3.34%	2.52%	0.82%	32.3%

Net interest margin, tax equivalent*	3.34%	3.37%	(0.03)%	(1.0)%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Net Interest Income
				Percent Change
				3Q 2024 Compared to:
$(in thousands)	3Q 2024	2Q 2024	3Q 2023	2Q 2024	3Q 2023	YTD 2024	YTD 2023	Percent Change
Components of net interest income:
Income on earning assets	$79,814	$76,648	$69,499	4.1%	14.8%	$231,464	$195,321	18.5%
Expense on interest bearing liabilities	32,615	30,970	26,359	5.3%	23.7%	94,996	65,186	45.7%
Net interest income	$47,199	$45,678	$43,140	3.3%	9.4%	$136,468	$130,135	4.9%
TEQ	280	292	298	(4.1)%	(5.8)%	866	894	(3.2)%
Net interest income, tax equivalent	$47,479	$45,970	$43,438	3.3%	9.3%	$137,334	$131,029	4.8%

Average yield and rates paid:
Earning assets yield	5.72%	5.66%	5.25%	1.1%	9.0%	5.64%	5.05%	11.8%
Rate paid on interest bearing liabilities	3.36%	3.30%	2.93%	1.9%	14.7%	3.34%	2.52%	32.3%
Gross interest margin	2.36%	2.36%	2.32%	0.0%	1.7%	2.31%	2.53%	(9.0)%
Net interest margin	3.39%	3.38%	3.27%	0.3%	3.9%	3.34%	3.37%	(1.0)%

Average balances:
Investment securities	$1,091,258	$1,095,182	$1,178,707	(0.4)%	(7.4)%	$1,111,411	$1,220,135	(8.9)%
Loans	$4,300,652	$4,191,992	$3,952,096	2.6%	8.8%	$4,196,884	$3,843,441	9.2%
Earning assets	$5,570,160	$5,469,813	$5,274,542	1.8%	5.6%	$5,499,608	$5,199,072	5.8%
Interest-bearing liabilities	$3,859,978	$3,776,362	$3,567,343	2.2%	8.2%	$3,803,491	$3,455,666	10.1%

Net interest income for the quarter of $47.2 million was $1.5 million, or 3.3%, above prior quarter and $4.1 million, or 9.4%, above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.39% increased 1 basis point from prior quarter and 12 basis points from prior year same quarter.  Our quarterly average earning assets increased $100.3 million from prior quarter and $295.6 million from prior year same quarter.  Our yield on average earning assets increased 6 basis points from prior quarter and 47 basis points from prior year same quarter, while our cost of funds increased 6 basis points from prior quarter and 43 basis points from prior year same quarter.  Net interest income for the nine months ended September 30, 2024 was $136.5 million compared to $130.1 million for the nine months ended September 30, 2023.

Our ratio of average loans to deposits, including repurchase agreements, was 85.8% for the quarter ended September 30, 2024 compared to 84.5% for the quarter ended June 30, 2024 and 83.2% for the quarter ended September 30, 2023.

Provision for Credit Losses
Our provision for credit losses at $2.7 million for the quarter decreased $0.2 million from prior quarter but increased $0.9 million from prior year same quarter.  Of the provision for the quarter, $1.1 million was allotted to fund loan growth.  Year-to-date provision for credit losses increased $3.4 million from the nine months ended September 30, 2023.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2024 was 212.7% compared to 263.0% at June 30, 2024 and 375.2% at September 30, 2023.  Our credit loss reserve as a percentage of total loans outstanding at September 30, 2024 was 1.23% compared to 1.22% at June 30, 2024 and September 30, 2023.
Noninterest Income
				Percent Change
				3Q 2024 Compared to:
$(in thousands)	3Q 2024	2Q 2024	3Q 2023	2Q 2024	3Q 2023	YTD 2024	YTD 2023	Percent Change
Deposit related fees	$7,886	$7,308	$7,823	7.9%	0.8%	$22,205	$22,623	(1.8)%
Trust revenue	3,707	3,736	3,277	(0.8)%	13.1%	10,960	9,707	12.9%
Gains on sales of loans	80	119	105	(33.2)%	(23.8)%	244	341	(28.4)%
Loan related fees	813	1,320	1,283	(38.4)%	(36.6)%	3,485	3,325	4.8%
Bank owned life insurance revenue	1,214	1,815	1,108	(33.1)%	9.6%	4,321	2,701	60.0%
Brokerage revenue	563	683	452	(17.7)%	24.5%	1,736	1,188	46.2%
Other	1,300	727	1,448	78.8%	(10.2)%	3,454	4,049	(14.7)%
Total noninterest income	$15,563	$15,708	$15,496	(0.9)%	0.4%	$46,405	$43,934	5.6%

Noninterest income for the quarter ended September 30, 2024 of $15.6 million was $0.1 million, or 0.9%, below prior quarter but $0.1 million, or 0.4%, above prior year same quarter.  Quarter over quarter increases in deposit related fees ($0.6 million) and securities gains ($0.7 million) were offset by decreases in loan related fees ($0.5 million) and bank owned life insurance revenue ($0.6 million).  Year over year increase in trust fees ($0.4 million) was offset by a decrease in loan related fees ($0.5 million).  Noninterest income for the nine months ended September 30, 2024 was $46.4 million compared to $43.9 million for the nine months ended September 30, 2023.

Noninterest Expense
				Percent Change
				3Q 2024 Compared to:
$(in thousands)	3Q 2024	2Q 2024	3Q 2023	2Q 2024	3Q 2023	YTD 2024	YTD 2023	Percent Change
Salaries	$13,374	$13,037	$12,755	2.6%	4.9%	$39,447	$38,120	3.5%
Employee benefits	6,147	6,554	5,298	(6.2)%	16.0%	19,787	17,146	15.4%
Net occupancy and equipment	3,072	3,089	2,875	(0.6)%	6.8%	9,189	8,798	4.5%
Data processing	2,804	2,669	2,410	5.1%	16.3%	7,991	7,096	12.6%
Legal and professional fees	1,024	978	722	4.7%	41.8%	2,834	2,450	15.7%
Advertising and marketing	876	856	767	2.4%	14.3%	2,309	2,291	0.8%
Taxes other than property and payroll	438	438	420	(0.0)%	4.4%	1,318	1,285	2.6%
Other	4,777	4,801	5,600	(0.5)%	(14.7)%	14,279	16,576	(13.9)%
Total noninterest expense	$32,512	$32,422	$30,847	0.3%	5.4%	$97,154	$93,762	3.6%

Noninterest expense for the quarter ended September 30, 2024 of $32.5 million was $0.1 million, or 0.3%, above prior quarter and $1.7 million, or 5.4%, above prior year same quarter.  The increase year over year primarily resulted from a $1.5 million increase in personnel expense, which included a $0.6 million increase in salaries and a $0.7 million increase in the cost of group medical and life insurance benefits.  Other noninterest expense was positively impacted by the accounting method change related to investments in tax credit structures (ASU No. 2023-02).  Noninterest expense for the nine months ended September 30, 2024 was $97.2 million compared to $93.8 million for the nine months ended September 30, 2023.
Balance Sheet Review
CTBI’s total assets at September 30, 2024 of $6.0 billion increased $158.6 million, or an annualized 10.9%, from June 30, 2024 and $193.3 million, or an annualized 4.5%, from December 31, 2023.  Loans outstanding at September 30, 2024 were $4.4 billion, an increase of $89.2 million, or an annualized 8.3%, from June 30, 2024 and $299.6 million, or an annualized 9.9%, from December 31, 2023.  The increase in loans from prior quarter included a $62.3 million increase in the commercial loan portfolio and a $33.7 million increase in the residential loan portfolio, partially offset by a $3.5 million decrease in the indirect consumer loan portfolio and a $3.3 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $8.0 million, or an annualized 2.9%, from June 30, 2024 but decreased $65.6 million, or an annualized 7.5%, from December 31, 2023.  Deposits in other banks increased $48.3 million from prior quarter but decreased $57.6 million from December 31, 2023.  Deposits, including repurchase agreements, at $5.1 billion increased $110.2 million, or an annualized 8.8%, from June 30, 2024 and $121.7 million, or an annualized 3.3%, from December 31, 2023.  CTBI is not dependent on any one customer or group of customers for its source of deposits.  As of September 30, 2024, no one customer accounted for more than 3% of our $5.1 billion in deposits.  Only two customer relationships accounted for more than 1% each.
Shareholders’ equity at $760.8 million increased $41.4 million, or an annualized 22.9%, during the quarter and $58.6 million, or an annualized 11.1%, from December 31, 2023.  Net unrealized losses on securities, net of deferred taxes, were $80.6 million at September 30, 2024, compared to $107.1 million at June 30, 2024 and $103.3 million at December 31, 2023.

Loans
(dollars in thousands)	September 30, 2024
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$453,465	14.6%	$0	$0	$5,028
Commercial real estate residential	485,004	16.0	19	1,361	4,493
Commercial real estate nonresidential	834,985	7.2	59	11,515	9,100
Dealer floorplans	86,693	23.3	0	0	639
Commercial other	353,943	10.2	(688)	1,722	3,388
Total commercial	2,214,090	11.6	(610)	14,598	22,648

Residential:
Real estate mortgage	1,003,123	7.0	(64)	8,531	12,460
Home equity	163,013	10.9	(27)	870	1,346
Total residential	1,166,136	7.5	(91)	9,401	13,806

Consumer:
Consumer direct	154,061	(3.2)	(797)	487	3,463
Consumer indirect	816,187	(0.9)	(3,049)	605	13,443
Total consumer	970,248	(1.3)	(3,846)	1,092	16,906

Total loans	$4,350,474	7.4%	$(4,547)	$25,091	$53,360

Total Deposits and Repurchase Agreements
				Percent Change
				3Q 2024 Compared to:
(dollars in thousands)	3Q 2024	2Q 2024	YE 2023	2Q 2024	YE 2023
Noninterest bearing deposits	$1,204,515	$1,241,514	$1,260,690	(3.0)%	(4.5)%
Interest bearing deposits
Interest checking	156,249	138,767	123,927	12.6%	26.1%
Money market savings	1,658,758	1,664,580	1,525,537	(0.3)%	8.7%
Savings accounts	501,933	527,251	535,063	(4.8)%	(6.2)%
Time deposits	1,316,807	1,161,686	1,279,405	13.4%	2.9%
Repurchase agreements	233,324	227,576	225,245	2.5%	3.4%
Total interest bearing deposits and repurchase agreements	3,867,071	3,719,860	3,689,177	4.0%	4.8%
Total deposits and repurchase agreements	$5,071,586	$4,961,374	$4,949,867	2.2%	2.5%

Asset Quality
Our total nonperforming loans increased to $25.1 million at September 30, 2024 from $19.8 million at June 30, 2024 and $14.0 million at December 31, 2023.  Accruing loans 90+ days past due at $19.1 million increased $4.4 million from prior quarter and $9.2 million from December 31, 2023.  Nonaccrual loans at $6.0 million increased $0.9 million from prior quarter and $1.9 million from December 31, 2023.  Accruing loans 30-89 days past due at $20.6 million decreased $3.5 million from prior quarter but increased $5.2 million from December 31, 2023.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, if a borrower is experiencing financial difficulty with significant payment delay, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed, on average, 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 81% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.
For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.
We had net loan charge-offs of $1.5 million, or 0.14% of average loans annualized, for the third quarter 2024 compared to $1.4 million, or 0.13% of average loans annualized, for the second quarter 2024 and $1.2 million, or 0.12% of average loans annualized, for the third quarter 2023.  Of the net charge-offs for the quarter, $1.2 million were in indirect consumer loans, $0.2 million were in direct consumer loans, and $0.1 million were in residential loans.  Net charge-offs for the nine months ended September 30, 2024 were $4.5 million, or 0.14% of average loans annualized, compared to $2.3 million, or 0.08% of average loans annualized, for the nine months ended September 30, 2023.  Year-to-date net loan charge-offs are in line with management’s expectations.
Dividends
The following schedule shows the quarterly cash dividends paid for the past six quarters:
Pay Date	Record Date	Amount Per Share
October 1, 2024	September 15, 2024	$0.47
July 1, 2024	June 15, 2024	$0.46
April 1, 2024	March 15, 2024	$0.46
January 1, 2024	December 15, 2023	$0.46
October 1, 2023	September 15, 2023	$0.46
July 1, 2023	June 15, 2023	$0.44

Liquidity and Market Risk
The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits.  This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences.  The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of September 30, 2024, we had approximately $240.9 million in cash and cash equivalents and approximately $186.0 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $271.4 million and $157.5 million at December 31, 2023.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at September 30, 2024 and December 31, 2023.  As of September 30, 2024, we had a $517.1 million available borrowing position with the Federal Home Loan Bank, compared to $476.2 million at December 31, 2023.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2024 and December 31, 2023, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2024 were deposits with the Federal Reserve of $146.3 million, compared to $207.6 million at December 31, 2023.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.
The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2024, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 144% of equity capital.  Eighty-four percent of the pledge-eligible portfolio was pledged.
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
Capital Resources
We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended September 30, 2024 of 3.79%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.39 per share and $1.34 per share for the nine months ended September 30, 2024 and 2023, respectively.  We retained 58.6% of our earnings for the first nine months of 2024 compared to 59.6% for the first nine months of 2023.

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
In April 2020, as directed by Section 4012 of the Coronavirus Aid, Relief, and Economic Security Act, the regulatory agencies introduced temporary changes to the CBLR.  These changes, which subsequently were adopted as a final rule, temporarily reduced the CBLR requirement to 8% through the end of calendar year 2020.  Beginning in calendar year 2021, the CBLR requirement increased to 8.5% for the calendar year before returning to 9% in calendar year 2022.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of September 30, 2024 was 13.99%.  CTB’s CBLR ratio as of September 30, 2024 was 13.51%.
As of September 30, 2024, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.
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
Stock Repurchase Program
CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  CTBI repurchased 32,664 shares of its common stock during the first quarter 2020, leaving 1,034,706 shares remaining under our current repurchase authorization.  As of September 30, 2024, a total of 2,465,294 shares have been repurchased through this program.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.11% over one year and 2.08% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.57% over one year and 5.65% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2024, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2024 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(a)         Information required to be disclosed in a report on Form 8-K

(b)         Changes to director nomination procedures

(c)         Insider trading arrangements

During the three months ended September 30, 2024, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
None None

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
COMMUNITY TRUST BANCORP, INC.

Date: November 8, 2024	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer