Form 10-K
period 2024-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2025-02-28
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2024
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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2024 was $761.0 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2025 was 18,101,765.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2025.

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

At December 31, 2024, CTBI had total consolidated assets of $6.2 billion and total consolidated deposits, including repurchase agreements, of $5.3 billion.  Total shareholders’ equity at December 31, 2024 was $757.6 million.  Trust assets under management at December 31, 2024 were $3.7 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

CTBI has supported numerous community organizations through financing projects for affordable housing, economic development, and revitalization of distressed and underserved areas.  CTB’s community development lending totaled over $38 million for the year 2024.  Also, during 2024, CTBI made contributions totaling over $450 thousand to aid low and moderate income families and communities and encourage economic development.  Our employees served over 1,000 hours throughout the year with organizations that provide affordable housing and other services to low and moderate income families and encourage economic development for small businesses and farms.

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

Our employees recognize the long-term benefit of working with our organization as evidenced by the 21% of our employees who have more than 20 years of service.  Our employees participate in numerous coaching, training, and educational programs, including required periodic training on topics such as ethics, privacy regulations, anti-money laundering, and UDAAP (Unfair, Deceptive, or Abusive Acts or Practices).  Additionally, CTBI makes online training available to employees.  Employees also have the opportunity to utilize programs that provide skill development online with over 8,000 varied courses, including topics in banking, finance, computers, customer service, sales, management, and personal skills such as time management, project management, and communication skills.

In addition to classes provided by our training department, employees also have the opportunity to work on their skill development through attending secondary education courses.  These are funded through our Educational Assistance Program.

As of December 31, 2024, CTBI and our subsidiaries had 934 full-time equivalent employees.  Females comprise 75% of our workforce, and 60% of our managerial positions (supervisor or above) are held by females.  This includes 66% of our branch managers, 27% of our market presidents, and 33% of our senior vice presidents.  At the time of this filing, our Board of Directors is 30% female.

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

CTBI’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ctbi.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  CTBI’s Code of Business Conduct and Ethics and other corporate governance documents are also available on our website.  Copies of our annual report will be made available free of charge upon written request to:

Community Trust Bancorp, Inc.
Mark A. Gooch
Chairman, President, and CEO
P.O. Box 2947
Pikeville, KY  41502-2947

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding CTBI and other issuers that file electronically with the SEC.

Capital Requirements

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Management elected to use the CBLR framework for CTBI and CTB. CTBI’s CBLR ratio as of December 31, 2024 was 13.76%.  CTB’s CBLR ratio as of December 31, 2024 was 13.29%.

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

Risk from Infectious Disease Outbreaks
Our business, results of operations, and financial condition may be adversely affected by epidemics, pandemics, or other infectious disease outbreaks.

We may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that adversely affects general commercial activity, the global economy (including the states and local economies in which we operate), and financial markets.

Epidemics, pandemics, or infectious disease outbreaks, may result in us having to close certain offices and may require us to limit how customers conduct business through our branch network.  If our employees are required to work remotely, we may be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.  Furthermore, our business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines, or other government actions.

In addition, an epidemic, a pandemic, or another infectious disease outbreak could significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment, and general economic and financial instability.  An economic slow-down, or the reversal of an economic recovery, in the regions in which we conduct our business could result in declines in loan demand and collateral values.  Furthermore, negative impacts on our customers caused by such a health crisis could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.  Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic, or another infectious disease outbreak may include decreased interest rates, which could adversely impact our interest margins and may lead to decreases in our net interest income.

The extent to which a widespread health crisis  may impact our business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such an epidemic, a pandemic, or another infectious disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume.  Moreover, the effects of a widespread health crisis may heighten many of the other risks described in this “Risk Factors” section.  As a result, the negative effects on our business, results of operations, and financial condition from an epidemic, a pandemic, or another infectious disease outbreak could be material.

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

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2024, commercial real estate residential loans comprised approximately 11% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2024, commercial real estate nonresidential loans comprised approximately 19% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2024, hotel/motel loans comprised approximately 10% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2024, other commercial loans comprised approximately 10% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2024, consumer loans comprised approximately 22% of our total loan portfolio. As of December 31, 2024, approximately 85% of our consumer loans and 19% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process does not comply with applicable consumer protection law and regulations.

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

As of December 31, 2024, approximately 68% of our loan portfolio was secured by real estate, with approximately 41% of the portfolio consisting of commercial real estate (“CRE”).  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.  CRE held by CTBI is not concentrated in office space/large metro areas and at risk of significant decrease in collateral value.

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

CTBI has not experienced any data breaches; however, one of our third party vendors did experience a data breach during 2023, as disclosed in note 19 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.  The incident did not impact the ongoing operations of CTBI, and we do not expect any significant expenses beyond what our insurance policy covers.

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

Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on our operations.

A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits, and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities.  The ability to manage liquidity is fundamental to a financial institution’s business and success.  Bank failures that occurred in 2023 highlighted the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors.  Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner.  In addition, the rising interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs.  These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

The recent increase in longer-term interest rates has negatively impacted the market value of our investment portfolio.  We have traditionally relied upon our investment portfolio as a source of liquidity.  With this reduced market value, it is more difficult to access this liquidity without an adverse impact on our capital and earnings positions.

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

Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management processes. Our internal audit program executes a comprehensive and layered auditing approach including people, processes and technology in order to evaluate the effectiveness of existing controls and ensure that cybersecurity risk has been adequately mitigated within our institution.  Periodic phishing tests, network and application security reviews, third-party vulnerability assessments and penetration testing are used to gauge the overall effectiveness of our cybersecurity defenses. The audit program and cybersecurity defense evaluations are key parts of our overall risk management processes.

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal.  Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.  Our processes and policies related to cybersecurity are focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident, and (v) recovering from a cybersecurity incident.  Where appropriate, these processes and policies are integrated into our overall enterprise risk management systems and processes. For example, all of our employees with network access are required to complete information security and privacy training on an annual basis.  We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection.

Other aspects of our cyber and information security risk management program include:

•
Monitoring external and internal threats and events, managing access, facilitating use of appropriate authentication options, validating controls and programs by internal teams and independent third parties and testing various compromise scenarios that are overseen by our information security team;

•	Investing in threat intelligence platforms and participating in financial services industry and government forums which track and report on cyber and other information security threats;
•	Routinely performing vulnerability tests;
•	Engaging independent consultants and other third-parties to assist CTBI in establishing and improving its policies; and
•	Conducting “tabletop” exercises at least annually to test CTBI’s processes and policies and using feedback from those exercises to further improve our processes.

CTBI also maintains insurance coverage for cybersecurity incidents as part of its overall insurance portfolio.

In the event of a cybersecurity incident, CTBI maintains incident response plans to investigate, classify, respond to, and manage cybersecurity incidents that may compromise the availability or integrity of our information systems, network resources, or data. In accordance with the incident response plans, cross-functional management teams assess and assign a threat level to each cybersecurity incident.  A cybersecurity incident (or incidents, if aggregated together) determined to be at a critical threat level is escalated to a group consisting of CTBI’s Chief Executive Officer and certain other officers, including the Chief Legal Officer, Executive Vice President/Operations, Chief Risk Officer, and Chief Financial Officer for review.

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

Management receives information on cyber activities, incidents, and risk assessments quarterly from the VP/Corporate Information Security, Resilience and Data Officer (CISRDO), the SVP/Manager Application Systems, and the EVP/Operations during the Security and Information Security Committee and the Information Technology Steering Committee meetings.  This information is also shared and discussed quarterly with the Enterprise-wide Risk Management Committee.  Various key risk measures related to cyber risk are tracked and reported quarterly to the Enterprise-wide Risk Management Committee.  Our VP/CISRDO has been with CTBI for six years and has extensive 30+ years of experience in information technology management roles in various industries. At December 31, 2024, our SVP/Manager Application Systems had been with CTBI for 33 years and held various information technology leadership roles, and our EVP/Operations had been with the company for 31 years, leading and guiding our technology teams. Effective January 31, 2025, our EVP/Operations retired, and our SVP/Manager Application Systems was promoted to EVP/Operations.

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

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and our subsidiaries as of December 31, 2024:

Location	Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
* Pikeville Market (lease land at 3 owned locations)	9	1	10
10 locations in Pike County, Kentucky
Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
Tug Valley Market (lease land at 1 owned location)	2	0	2
1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
Whitesburg Market (lease land at 1 owned location)	4	1	5
5 locations in Letcher County, Kentucky
Hazard Market (lease land at 2 owned locations)	3	0	3
3 locations in Perry County, Kentucky
* Lexington Market (lease land at 3 owned locations)	5	2	7
6 locations in Fayette County, Kentucky, 1 location in Boone County, Kentucky

Winchester Market	2	0	2
2 locations in Clark County, Kentucky
Richmond Market (lease land at 1 owned location)	3	0	3
3 locations in Madison County, Kentucky
** Mt. Sterling Market	2	0	2
2 locations in Montgomery County, Kentucky
Versailles Market (lease land at 2 owned locations)	3	2	5
1 location in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 2 locations in Scott County, Kentucky
* Danville Market (lease land at 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
* Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	9	0	9

2 locations in Taylor County, Kentucky, 2 locations in Pulaski County, Kentucky, 1 location in Adair County, Kentucky, 1 location in Green County, Kentucky, 1 location in Russell County, Kentucky, 1 location in Marion County, Kentucky, and 1 location in Hardin County, Kentucky

Mt. Vernon Market	2	0	2
2 locations in Rockcastle County, Kentucky
* LaFollette Market	3	0	3
2 locations in Campbell County, Tennessee and 1 location in Anderson County, Tennessee
Total banking locations	73	8	81
Operational locations:
Community Trust Bank, Inc.
Pikeville (Pike County, Kentucky) (lease land at 1 owned location)	1	0	1
Total operational locations	1	0	1

Total locations	74	8	82

* Community Trust and Investment Company has leased offices in the main office locations in these markets.
** Land was purchased in Mt. Sterling for a branch consolidation scheduled to open in the 3rd quarter 2025.

See notes 7 and 15 to the consolidated financial statements contained herein for the year ended December 31, 2024, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	[Reserved]

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Mark A. Gooch; 66	Chairman, President, and Chief Executive Officer	1997	(2)	Chairman, President, and CEO of CTBI

Kevin J. Stumbo; 64	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of CTBI

Billie J. Dollins; 64	Executive Vice President	2023	(3)	Executive Vice President/ Central Kentucky Region President of CTB

C. Wayne Hancock; 50	Executive Vice President and Secretary	2014	(4)	Executive Vice President/ Chief Legal Officer of CTB

Steven E. Jameson; 68	Executive Vice President	2004	(5)	Executive Vice President/ Chief Internal Audit & Risk Officer of CTB

D. Andrew Jones; 62	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of CTB

Thomas E. McCoy; 56	Executive Vice President	2025	(6)	Executive Vice President/Operations of CTB

Richard W. Newsom; 70	Executive Vice President	2002	(7)	Executive Vice President/ President of CTB

Mark E. Smith; 54	Executive Vice President	2024	(8)	Executive Vice President/ Chief Credit Officer of CTB

Ricky D. Sparkman; 62	Executive Vice President	2002		Executive Vice President/ South Central Region President of CTB

David Tackett; 59	Executive Vice President	2022	(9)	Executive Vice President/ Eastern Region President of CTB

Andy D. Waters; 59	Executive Vice President	2011		President and CEO of CTIC

(1)	The ages listed for CTBI’s executive officers are as of February 28, 2025.

(2)
Mr. Gooch was appointed Chairman of the Board effective with the retirement of M. Lynn Parrish on March 17, 2024.  Mr. Gooch became President of CTBI on July 27, 2021 and assumed the additional positions of Vice Chairman and Chief Executive Officer of CTBI effective February 7, 2022.  Mr. Gooch retained his previous position as Chief Executive Officer of CTB and assumed the additional roles of Chairman of CTB and Chairman of CTIC also effective on February 7, 2022.

(3)
Ms. Dollins became Executive Vice President of CTBI and President of the Central Kentucky Region of CTB on January 3, 2023.  She previously held the position of President of the Versailles Market of CTB.

(4)	Mr. Hancock became Secretary of CTBI on February 7, 2022.

(5)	Mr. Jameson is a non-voting member of the Executive Committee.

(6)
Mr. McCoy was named Executive Vice President of CTBI and Executive Vice President/Operations of CTB effective February 1, 2025, following the retirement of James B. Draughn, former Executive Vice President of CTBI and Executive Vice President/Operations of CTB, effective January 31, 2025.  Mr. McCoy previously held the position of Senior Vice President/Application Systems Manager.

(7)	Mr. Newsom became President of CTB on February 7, 2022. He previously served as President of the Eastern Region of CTB.

(8)
Mr. Smith was named Executive Vice President of CTBI and Executive Vice President/Chief Credit Officer of CTB effective January 2, 2024.  He was previously Senior Vice President/Loan Review Manager of CTB.

(9)
Mr. Tackett became Executive Vice President of CTBI and President of the Eastern Region of CTB on February 7, 2022.  He previously held the position of President of the Floyd, Knott, and Johnson Market of CTB.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2025, there were approximately 9,800 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.80 per share to $1.86 per share during 2024.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 40.3%, and the 10-year average dividend payout ratio has been 41.5%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 20 to the consolidated financial statements contained herein for the year ended December 31, 2024.

Stock Repurchases

CTBI did not acquire any shares of stock through the stock repurchase program during the year 2024.  There are 1,034,706 shares remaining under CTBI’s current repurchase authorization.  For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2019 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2019	2020	2021	2022	2023	2024
Community Trust Bancorp, Inc.	100.00	82.72	100.87	110.12	109.47	137.01
NASDAQ Stock Market (U.S.)	100.00	121.27	152.67	122.55	154.93	192.86
NASDAQ Bank Stocks	100.00	87.20	119.74	99.06	109.02	146.80

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2024, we had total consolidated assets of $6.2 billion and total consolidated deposits, including repurchase agreements, of $5.3 billion.  Total shareholders’ equity at December 31, 2024 was $757.6 million.  Trust assets under management at December 31, 2024 were $3.7 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2025.  Rather, the goals represent a range of target performance for 2025.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2024 Goals	2024 Performance	2025 Goals
Basic earnings per share	$ 4.31 - $4.49	$ 4.61	$4.86 - $5.06
Net income	$77.7 - $80.8 million	$82.8 million	$88.0 - $91.6 million
ROAA	1.33% - 1.39%	1.41%	1.41% - 1.46%
ROAE	10.99% - 11.44%	11.31%	11.17% - 11.62%
Revenues	$236.8 - $246.5 million	$248.6 million	$261.6 - $272.3 million
Noninterest revenue as % of total revenue	23.50% - 25.50%	25.00%	23.50% - 25.50%
Assets	$5.74 - $6.10 billion	$6.19 billion	$6.19 - $6.57 billion
Loans	$4.18 - $4.35 billion	$4.49 billion	$4.53 - $4.71 billion
Deposits, including repurchase agreements	$4.97 - $5.17 billion	$5.31 billion	$5.32 - $5.54 billion
Shareholders’ equity	$711.2 - $740.3 million	$757.6 million	$797.8 - $830.3 million

Results of Operations and Financial Condition

We reported earnings of $82.8 million, or $4.61 per basic share, for the year ended December 31, 2024 compared to $78.0 million, or $4.36 per basic share, for the year ended December 31, 2023. Total revenue for 2024 was $17.8 million above prior year, as net interest revenue increased $12.9 million and noninterest income increased $4.9 million compared to prior year.  Our provision for credit losses for 2024 increased $4.1 million over prior year, and our noninterest expense increased $5.5 million over prior year.  Noninterest expense and tax expense were impacted by an accounting method change (Accounting Standards Update (“ASU”) No. 2023-02), which is intended to improve the accounting and disclosures for investments in tax credit structures.  Historically, the amortization expense related to our tax credits had been booked to noninterest expense.  Beginning in January 2024, the amortization expense is now booked to tax expense.  We had a decrease in amortization expense, recognized in other direct expenses, that totaled $2.6 million for the year ended December 31, 2023.  The amortization expense included in income tax expense was $3.0 million for the year ended December 31, 2024.  The amount of income tax credits and other tax benefits recognized was $4.3 million for the year ended December 31, 2024.

2024 Highlights

❖	Net interest income for the year ended December 31, 2024 increased $12.9 million, or 7.4%, from December 31, 2023 with a $325.8 million increase in average earning assets.

❖	Provision for credit losses was $11.0 million for the year ended December 31, 2024 compared to $6.8 million for the year ended December 31, 2023.

❖	Our loan portfolio increased $435.7 million, or 10.8%, from December 31, 2023 to December 31, 2024.

❖	Net loan charge-offs were $5.5 million, or 0.13% of average loans, for the year ended December 31, 2024 compared to $3.2 million, or 0.08% of average loans, for the year ended December 31, 2023.

❖
Our total nonperforming loans at $26.7 million at December 31, 2024 increased $12.7 million, or 91.1%, from December 31, 2023.  Nonperforming assets at $30.3 million increased $14.7 million, or 94.7%, from December 31, 2023.

❖	Deposits, including repurchase agreements, at December 31, 2024 increased $360.5 million, or 7.3%, from December 31, 2023.

❖	Noninterest income for the year ended December 31, 2024 of $62.6 million increased $4.9 million, or 8.5%, compared to the year ended December 31, 2023.

❖	Noninterest expense for the year ended December 31, 2024 of $130.9 million increased $5.5 million, or 4.4%, compared to the year ended December 31, 2023.

Income Statement Review

(dollars in thousands)			Change 2024 vs. 2023
Year Ended December 31	2024	2023	Amount	Percent
Net interest income	$185,995	$173,110	$12,885	7.4%
Provision for credit losses	10,951	6,811	4,140	60.8
Noninterest income	62,565	57,659	4,906	8.5
Noninterest expense	130,923	125,390	5,533	4.4
Income taxes	23,873	20,564	3,309	16.1
Net income	$82,813	$78,004	$4,809	6.2%

Average earning assets	$5,569,948	$5,244,128	$325,820	6.2%

Yield on average earnings assets, tax equivalent*	5.65%	5.15%	0.50%	9.8%
Cost of interest bearing funds	3.30%	2.72%	0.58%	21.2%

Net interest margin, tax equivalent*	3.36%	3.32%	0.04%	1.1%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2024			2023
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,247,762	$274,886	6.47%	$3,888,585	$231,114	5.94%
Loans held for sale	165	24	14.55	228	31	13.60
Securities:
U.S. Treasury and agencies	775,788	16,526	2.13	855,300	17,369	2.03
Tax exempt state and political subdivisions (3)	102,783	3,401	3.31	105,158	3,568	3.39
Other securities	227,116	8,427	3.71	243,012	9,894	4.07
Federal Reserve Bank and Federal Home Loan Bank stock	10,099	783	7.75	10,841	759	7.00
Federal funds sold	19	1	5.26	256	9	3.52
Interest bearing deposits	204,113	10,396	5.09	138,646	6,968	5.03
Other investments	245	6	2.45	245	0	0.00
Investment in unconsolidated subsidiaries	1,858	132	7.10	1,857	129	6.95
Total earning assets	$5,569,948	$314,582	5.65%	$5,244,128	$269,841	5.15%
Allowance for credit losses	(51,749)			(47,606)
	5,518,199			5,196,522
Nonearning assets:
Cash and due from banks	58,714			61,184
Premises and equipment and right of use assets, net	62,584			60,232
Other assets	254,498			254,203
Total assets	$5,893,995			$5,572,141

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,309,430	$62,812	2.72%	$2,136,653	$52,336	2.45%
Time deposits	1,260,730	49,704	3.94	1,071,584	28,831	2.69
Repurchase agreements and federal funds purchased	229,408	10,393	4.53	219,591	8,994	4.10
Advances from Federal Home Loan Bank	597	16	2.68	18,494	1,004	5.43
Long-term debt	64,130	4,365	6.81	64,351	4,257	6.62
Finance lease liability	3,438	158	4.60	3,469	118	3.40
Total interest bearing liabilities	$3,867,733	$127,448	3.30%	$3,514,142	$95,540	2.72%

Noninterest bearing liabilities:
Demand deposits	1,238,101			1,343,917
Other liabilities	56,042			50,418
Total liabilities	5,161,876			4,908,477

Shareholders’ equity	732,119			663,664
Total liabilities and shareholders’ equity	$5,893,995			$5,572,141

Net interest income, tax equivalent		$187,134			$174,301
Less tax equivalent interest income		1,139			1,191
Net interest income		$185,995			$173,110
Net interest spread			2.35%			2.43%
Benefit of interest free funding			1.01			0.89
Net interest margin			3.36%			3.32%

(1) Interest includes fees on loans of $1,998 and $1,770 in 2024 and 2023, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2024 and 2023.

	Total Change	Change Due to
(in thousands)	2024/2023	Volume	Rate
Interest income:
Loans	$43,772	$22,314	$21,458
Loans held for sale	(7)	(8)	1
U.S. Treasury and agencies	(843)	(1,563)	720
Tax exempt state and political subdivisions	(167)	(82)	(85)
Other securities	(1,467)	(672)	(795)
Federal Reserve Bank and Federal Home Loan Bank stock	24	(50)	74
Federal funds sold	(8)	(6)	(2)
Interest bearing deposits	3,428	3,333	95
Other investments	6	0	6
Investment in unconsolidated subsidiaries	3	0	3
Total interest income	44,741	23,266	21,475

Interest expense:
Savings and demand deposits	10,476	4,430	6,046
Time deposits	20,873	5,740	15,133
Repurchase agreements and federal funds purchased	1,399	415	984
Advances from Federal Home Loan Bank	(988)	(1,295)	307
Long-term debt	108	(15)	123
Finance lease liability	40	(1)	41
Total interest expense	31,908	9,274	22,634

Net interest income	$12,833	$13,992	$(1,159)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the year ended December 31, 2024 of $186.0 million increased $12.9 million, or 7.4%, from prior year with an increase in average earning assets for the year 2024 of $325.8 million, or 6.2%.  Our yield on average earning assets for the year 2024 increased 50 basis points from prior year, and our cost of interest bearing funds increased 58 basis points during the same time period.  Our net interest margin, on a fully tax equivalent basis, for the year 2024 increased 4 basis points from the year ended December 31, 2023.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2024 were 84.3% compared to 81.5% for the year ended December 31, 2023.

Provision for Credit Losses

Provision for credit losses for the year 2024 was $11.0 million compared to $6.8 million during the year 2023.  See below for discussion of our allowance for credit losses.

Noninterest Income

(dollars in thousands) Year Ended December 31	2024	2023	Percent Change
Deposit service charges	$29,824	$29,935	(0.4)%
Trust revenue	14,921	13,025	14.6
Gains on sales of loans	294	395	(25.6)
Loan related fees	4,957	3,792	30.7
Bank owned life insurance revenue	5,236	3,517	48.9
Brokerage revenue	2,272	1,473	54.3
Other	5,061	5,522	(8.3)
Total noninterest income	$62,565	$57,659	8.5%

Noninterest income for the year 2024 was $62.6 million compared to $57.7 million for the year 2023.  Noninterest income was impacted year over year by a $1.2 million increase in loan related fees, a $1.9 million increase in trust revenue, and a $1.7 million increase in bank owned life insurance revenue.

Noninterest Expense

(dollars in thousands) Year Ended December 31	2024	2023	Percent Change
Salaries	$52,757	$51,283	2.9%
Employee benefits	26,670	22,428	18.9
Net occupancy and equipment	12,204	11,843	3.1
Data processing	11,172	9,726	14.9
Legal and professional fees	3,873	3,350	15.6
Advertising and marketing	3,130	3,214	(2.6)
Taxes other than property and payroll	1,754	1,706	2.8
Other	19,363	21,840	(11.3)
Total noninterest expense	$130,923	$125,390	4.4%

Noninterest expense for the year 2024 was $130.9 million compared to $125.4 million for the year 2023.  Noninterest expense was primarily impacted year over year by a $5.7 million increase in personnel expense and a $1.4 million increase in data processing expense, partially offset by the positive impact to other direct expenses of the accounting method change related to investments in tax credit structures (ASU No. 2023-02).  The increase in personnel expense included a $1.4 million increase in salaries, a $2.2 million increase in bonuses, and a $2.4 million increase in the cost of group medical and life insurance.

* Please refer to our annual report on Form 10-K for the year ended December 31, 2023 for detailed income discussion related to the year 2022.

Balance Sheet Review

CTBI’s total assets at $6.2 billion increased $423.5 million, or 7.3%, from December 31, 2023.  Loans outstanding at December 31, 2024 were $4.5 billion, increasing $435.7 million, or 10.8%, year over year.  The increase in loans from prior year included a $288.9 million increase in the commercial loan portfolio, a $126.3 million increase in the residential loan portfolio, and a $26.8 million increase in the indirect loan portfolio, partially offset by a $6.3 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $107.4 million, or 9.2%, from December 31, 2023.  Deposits in other banks increased $83.9 million from December 31, 2023.  Deposits, including repurchase agreements, at $5.3 billion increased $360.5 million, or 7.3%, from December 31, 2023.

Shareholders’ equity at December 31, 2024 of $757.6 million was a $55.4 million, or 7.9%, increase from the $702.2 million at December 31, 2023.  Net unrealized losses on securities, net of tax, were $98.4 million at December 31, 2024, compared to $103.3 million at December 31, 2023.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of December 31, 2024 was 3.55%.

Loans

(dollars in thousands)	December 31, 2024
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$458,832	15.9%	$0	$0	$5,208
Commercial real estate residential	508,310	21.6	37	1,617	5,467
Commercial real estate nonresidential	865,031	11.1	77	13,154	10,307
Dealer floorplans	84,956	20.8	0	0	682
Commercial other	355,550	10.7	(976)	1,416	3,832
Total commercial	2,272,679	14.6	(862)	16,187	25,496

Residential:
Real estate mortgage	1,043,401	11.3	(98)	8,820	12,504
Home equity	167,425	13.9	(62)	648	1,499
Total residential	1,210,826	11.6	(160)	9,468	14,003

Consumer:
Consumer direct	152,843	(3.9)	(971)	269	2,221
Consumer indirect	850,289	3.3	(3,533)	762	13,248
Total consumer	1,003,132	2.1	(4,504)	1,031	15,469

Total loans	$4,486,637	10.8%	$(5,526)	$26,686	$54,968

Total Deposits and Repurchase Agreements

(dollars in thousands)	2024	2023	Percent Change
Noninterest bearing deposits	$1,242,676	$1,260,690	(1.4)%
Interest bearing deposits
Interest checking	167,736	123,927	35.4
Money market savings	1,781,415	1,525,537	16.8
Savings accounts	511,378	535,063	(4.4)
Time deposits	1,366,984	1,279,405	6.8
Repurchase agreements	240,166	225,245	6.6
Total interest bearing deposits and repurchase agreements	4,067,679	3,689,177	10.3
Total deposits and repurchase agreements	$5,310,355	$4,949,867	7.3%

Average Deposits and Other Borrowed Funds

(in thousands)	2024	2023
Deposits:
Noninterest bearing deposits	$1,238,101	$1,343,917
Interest bearing deposits	148,025	128,061
Money market accounts	1,636,891	1,407,611
Savings accounts	524,514	600,981
Certificates of deposit of $100,000 or more	707,862	572,959
Certificates of deposit < $100,000 and other time deposits	552,868	498,625
Total deposits	4,808,261	4,552,154

Other borrowed funds:
Repurchase agreements and federal funds purchased	229,408	219,591
Advances from Federal Home Loan Bank	597	18,494
Long-term debt	64,129	64,351
Finance lease liability	3,439	3,469
Total other borrowed funds	297,573	305,905
Total deposits and other borrowed funds	$5,105,834	$4,858,059

The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2024 occurred at December 31, 2024, with a month-end balance of $240.7 million.  The maximum balance for federal funds purchased and repurchase agreements at any month-end during 2023 occurred at October 31, 2023, with a month-end balance of $235.0 million.

Asset Quality

CTBI’s total nonperforming loans were $26.7 million, or 0.59% of total loans, at December 31, 2024 compared to $14.0 million, or 0.34% of total loans, at December 31, 2023.  Accruing loans 90+ days past due increased $0.4 million from December 31, 2023, while nonaccrual loans increased $12.3 million from December 31, 2023.  Accruing loans 30-89 days past due at $16.8 million increased $1.5 million from December 31, 2023.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 81% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.

For further information regarding nonperforming loans, see note 4 to the consolidated financial statements contained herein.

Net loan charge-offs were $5.5 million, 0.13% of average loans, for the year ended December 31, 2024, compared to $3.2 million, 0.08% of average loans, for the year ended December 31, 2023.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2024 was 206.0% compared to 354.7% at December 31, 2023.  Nonaccrual loans to total loans at December 31, 2024 was 0.36% compared to 0.10% at December 31, 2023.  Our allowance for credit losses to nonaccrual loans at December 31, 2024 was 335.8% compared to 1,223.9% at December 31, 2023.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2024 was 1.23%, an increase from the 1.22% at December 31, 2023.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of December 31, 2024, we had approximately $369.5 million in cash and cash equivalents and approximately $170.6 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $271.4 million and $157.5 million at December 31, 2023.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at December 31, 2024 and December 31, 2023.  As of December 31, 2024, we had a $485.0 million available borrowing position with the Federal Home Loan Bank, compared to $476.2 million at December 31, 2023.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2024 and December 31, 2023, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2024 were deposits with the Federal Reserve of $289.4 million, compared to $207.6 million at December 31, 2023.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2024, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 139% of equity capital.  Eighty-five percent of the pledge-eligible portfolio was pledged.

Contractual Commitments

Our significant contractual obligations and commitments as of December 31, 2024 include debt, lease, and purchase obligations.  As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.

As of December 31, 2024, our outstanding balance on long-term debt was $64.0 million, which includes junior subordinated debentures of $57.8 million and loan related borrowings of $6.2 million.  The interest payments on long-term debt due in one year or less is $3.7 million, and interest payments on long-term debt due in more than one year is $33.2 million.  The interest on $57.8 million in junior subordinated debentures is calculated based on the three-month CME Term SOFR plus a tenor spread adjustment of 0.26161% plus 1.59% until its maturity of June 1, 2037.  The three-month CME Term SOFR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  The interest on the $6.2 million in loan related borrowings is based on a fixed rate of 3.25%.  Repayment of the liability will be provided by the loan payments made by the loan customer.  This principal amount is also guaranteed by the United States Department of Agriculture (the “USDA”).  Interest on long-term debt assumes the liability will not be prepaid and interest is calculated to maturity.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions. Refer to note 10 to the consolidated financial statements contained herein for additional information regarding long-term debt.

On March 5, 2021, the London Interbank Offered Rate’s (“LIBOR”) administrator, ICE Benchmarks Administration, announced that LIBOR would no longer be provided (i) for the one-week and two-month U.S. dollar settings after December 31, 2021 and (ii) for the remaining U.S. dollar settings after June 30, 2023. The U.S. federal banking agencies issued supervisory guidance encouraging banks to stop entering into new contracts that use LIBOR as a reference rate after December 31, 2021.  In addition, on March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law.  The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate.  As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve Board issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on the Secured Overnight Funding Rate for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and twelve-month tenors) and that do not have terms that provide for the use of a clearly defined and predictable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023.  We have analyzed our financial exposure related to the discontinuation of LIBOR and consider our exposure to be insignificant.

As of December 31, 2024, our remaining contractual commitment for operating and finance leases due in one year or less was $1.9 million and operating leases due in more than one year was $19.7 million.  Refer to note 15 to the consolidated financial statements contained herein for additional information regarding leases.

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.   As of December 31, 2024, the commitments due in one year or less for other commitments was $671.8 million and commitments due in more than one year was $269.4 million.  Refer to note 17 to the consolidated financial statements contained herein for additional information regarding other commitments.

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.  As of December 31, 2024, the value of our non-cancellable unconditional purchase obligations was $9.3 million.

These contractual obligations impact our liquidity and capital resource needs.  We believe our liquidity sources as mentioned in the liquidity discussion are adequate to meet our future cash requirements.

Investment Maturities

	Estimated Maturity at December 31, 2024
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$111,661	1.47%	$239,130	1.36%	$49,959	2.98%	$350,454	2.41%	$751,204	1.97%	$831,027
State and political subdivisions	730	3.57	41,264	2.42	107,793	2.25	103,770	2.62	253,557	2.43	304,588
Asset-backed securities	0	0.00	1,985	5.40	26,433	6.01	22,549	5.66	50,967	5.83	51,034
Total	$112,391	1.48%	$282,379	1.54%	$184,185	2.99%	$476,773	2.61%	$1,055,728	2.27%	$1,186,649

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

	Maturity at December 31, 2024
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial secured by real estate and commercial other	$251,366	$212,905	$1,627,112	$2,091,383
Commercial and real estate construction	101,113	16,686	171,633	289,432
	$352,479	$229,591	$1,798,745	$2,380,815

Rate sensitivity:
Predetermined rate	$56,130	$116,139	$65,687	$237,956
Adjustable rate	296,349	113,452	1,733,058	2,142,859
	$352,479	$229,591	$1,798,745	$2,380,815

Deposit Maturities

Maturities and/or repricing of time deposits of $100,000 or more outstanding at December 31, 2024 are summarized as follows:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$243,698	$15,469	$259,167
Over three through six months	154,092	19,872	173,964
Over six through twelve months	356,948	21,075	378,023
Over twelve through sixty months	40,881	10,636	51,517
Over sixty	0	0	0
	$795,619	$67,052	$862,671

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

The following table shows our estimated earnings sensitivity profile as of December 31, 2024:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	3.83%
+300	2.88%
+200	1.93%
+100	0.98%
-100	(1.34)%
-200	(2.76)%
-300	(4.07)%
-400	(5.32)%

The following table shows our estimated earnings sensitivity profile as of December 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months)
+400	11.50%
+300	8.89%
+200	6.29%
+100	3.65%
-100	(0.67)%
-200	(2.41)%
-300	(4.06)%
-400	(5.68)%

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2024 estimates that our net interest income in an up-rate environment would increase by 3.83% at a 400 basis point change, increase by 2.88% at a 300 basis point change, increase by 1.93% at a 200 basis point change, and increase by 0.98% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 1.34% at a 100 basis point change, decrease by 2.76% at a 200 basis point change, decrease by 4.07% at a 300 basis point change, and decrease by 5.32% at a 400 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2024 and 2023, proceeds of $11.6 million and $15.2 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2024 of 3.55% to shareholders.  Shareholders’ equity increased 7.9% from December 31, 2023 to $757.6 million at December 31, 2024.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.86 per share for 2024 compared to $1.80 per share for 2023.  We retained 59.7% of our earnings in 2023 compared to 58.7% in 2023.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of December 31, 2024 was 13.76%.  CTB’s CBLR ratio as of December 31, 2024 was 13.29%.

As of December 31, 2024, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of December 31, 2024, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2024:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
2021	0	-	0
2022	0	-	0
2023	0	-	0
2024	0	-	0
Total	3,500,000	16.17	2,465,294	1,034,706

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

Item 8.	Financial Statements and Supplementary Data

Community Trust Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands) December 31	2024	2023
Assets:
Cash and due from banks	$73,021	$58,833
Interest bearing deposits	296,484	212,567
Cash and cash equivalents	369,505	271,400

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,186,649 and $1,301,244, respectively)	1,055,728	1,163,724
Equity securities at fair value	3,781	3,158
Loans held for sale	184	152

Loans	4,486,637	4,050,906
Allowance for credit losses	(54,968)	(49,543)
Net loans	4,431,669	4,001,363

Premises and equipment, net	49,630	45,311
Operating right-of-use assets	11,414	12,607
Finance right-of-use assets	2,971	3,096
Federal Home Loan Bank stock	5,062	4,712
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	101,509	101,461
Mortgage servicing rights	7,357	7,665
Other real estate owned	3,647	1,616
Deferred tax asset	29,065	28,141
Accrued interest receivable	24,758	23,575
Other assets	26,343	31,093
Total assets	$6,193,245	$5,769,696

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,242,676	$1,260,690
Interest bearing	3,827,513	3,463,932
Total deposits	5,070,189	4,724,622

Repurchase agreements	240,166	225,245
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	314	334
Long-term debt	64,016	64,241
Operating lease liability	11,751	12,958
Finance lease liability	3,439	3,435
Accrued interest payable	8,378	7,389
Other liabilities	36,908	28,764
Total liabilities	5,435,661	5,067,488

Commitments and contingencies (notes 17 and 19)	-	-

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	-	-
Common stock, $5.00 par value, shares authorized 25,000,000; shares outstanding 2024 – 18,057,923; 2023 – 17,999,840	90,290	89,999
Capital surplus	233,802	231,130
Retained earnings	531,861	484,400
Accumulated other comprehensive loss, net of tax	(98,369)	(103,321)
Total shareholders’ equity	757,584	702,208

Total liabilities and shareholders’ equity	$6,193,245	$5,769,696

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands except per share data) Year Ended December 31	2024	2023	2022
Interest income:
Interest and fees on loans, including loans held for sale	$274,619	$230,844	$169,885
Interest and dividends on securities:
Taxable	24,953	27,263	21,695
Tax exempt	2,553	2,678	2,998
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	783	759	603
Interest on Federal Reserve Bank deposits	10,101	6,831	2,439
Other, including interest on federal funds sold	434	275	122
Total interest income	313,443	268,650	197,742

Interest expense:
Interest on deposits	112,516	81,167	24,068
Interest on repurchase agreements and federal funds purchased	10,393	8,994	2,540
Interest on advances from Federal Home Loan Bank	16	1,004	20
Interest on long-term debt	4,523	4,375	2,012
Total interest expense	127,448	95,540	28,640

Net interest income	185,995	173,110	169,102
Provision for credit losses	10,951	6,811	4,905
Net interest income after provision for credit losses	175,044	166,299	164,197

Noninterest income:
Deposit related fees	29,824	29,935	29,049
Gains on sales of loans, net	294	395	1,525
Trust and wealth management income	14,921	13,025	12,394
Loan related fees	4,957	3,792	6,185
Bank owned life insurance	5,236	3,517	2,708
Brokerage revenue	2,272	1,473	1,846
Securities gains (losses)	631	996	(168)
Other noninterest income	4,430	4,526	4,377
Total noninterest income	62,565	57,659	57,916

Noninterest expense:
Officer salaries and employee benefits	16,316	15,206	15,922
Other salaries and employee benefits	63,111	58,505	56,568
Occupancy, net	9,442	8,900	8,380
Equipment	2,762	2,943	2,703
Data processing	11,172	9,726	8,910
Bank franchise tax	1,685	1,649	1,528
Legal fees	1,090	1,131	1,159
Professional fees	2,783	2,219	2,275
Advertising and marketing	3,130	3,214	3,005
FDIC insurance	2,586	2,483	1,447
Other real estate owned provision and expense	152	350	456
Repossession expense	1,089	531	546
Other noninterest expense	15,605	18,533	18,172
Total noninterest expense	130,923	125,390	121,071

Income before income taxes	106,686	98,568	101,042
Income taxes	23,873	20,564	19,228
Net income	$82,813	$78,004	$81,814

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,607	36,863	(168,060)
Less: Reclassification adjustments for realized gains (losses) included in net income	8	4	(81)
Tax expense (benefit)	1,647	11,028	(43,675)
Other comprehensive income (loss), net of tax	4,952	25,831	(124,304)
Comprehensive income (loss)	$87,765	$103,835	$(42,490)

Basic earnings per share	$4.61	$4.36	$4.59
Diluted earnings per share	$4.61	$4.36	$4.58

Weighted average shares outstanding-basic	17,950	17,887	17,836
Weighted average shares outstanding-diluted	17,977	17,900	17,851

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2021	17,843,081	$89,215	$227,085	$386,750	$(4,848)	$698,202
Net income				81,814		81,814
Other comprehensive income (loss)					(124,304)	(124,304)
Cash dividends declared ($1.68 per share)				(29,968)		(29,968)
Issuance of common stock	54,125	271	770			1,041
Issuance of restricted stock	50,438	252	(252)			0
Vesting of restricted stock	(29,364)	(147)	147			0
Stock-based compensation			1,262			1,262
Balance, December 31, 2022	17,918,280	89,591	229,012	438,596	(129,152)	628,047
Net income				78,004		78,004
Other comprehensive income (loss)					25,831	25,831
Cash dividends declared ($1.80 per share)				(32,200)		(32,200)
Issuance of common stock	52,857	265	864			1,129
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(23,372)	(117)	117			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			1,397			1,397
Balance, December 31, 2023	17,999,840	89,999	231,130	484,400	(103,321)	702,208
Net income				82,813		82,813
Other comprehensive income (loss)					4,952	4,952
Cash dividends declared ($1.86 per share)				(33,391)		(33,391)
Issuance of common stock	68,351	342	1,428			1,770
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			1,193			1,193
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2024	2023	2022
Cash flows from operating activities:
Net income	$82,813	$78,004	$81,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,003	5,351	5,219
Deferred tax expense (benefit)	(1,732)	709	3,250
Stock-based compensation	1,354	1,576	1,366
Provision for credit losses	10,951	6,811	4,905
Write-downs of other real estate owned and other repossessed assets	105	211	285
Gains on sale of loans held for sale	(294)	(395)	(1,525)
Securities gains (losses)	(8)	(4)	81
Fair value adjustment in equity securities	(623)	(992)	87
Gains on sale of assets, net	(102)	(408)	(354)
Proceeds from sale of mortgage loans held for sale	11,555	15,203	65,974
Funding of mortgage loans held for sale	(11,293)	(14,851)	(61,926)
Amortization of securities premiums and discounts, net	2,564	2,658	5,466
Change in cash surrender value of bank owned life insurance	(3,995)	(2,361)	(1,650)
Payment of operating lease liabilities	(1,190)	(1,560)	(1,773)
Mortgage servicing rights:
Fair value adjustments	431	965	(1,069)
New servicing assets created	(123)	(162)	(625)
Changes in:
Accrued interest receivable	(1,183)	(3,983)	(4,177)
Other assets	1,951	(2,630)	2,507
Accrued interest payable	989	5,152	1,221
Other liabilities	7,999	(3,562)	608
Net cash provided by operating activities	105,172	85,732	99,684

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	(245)	0
Maturity of certificates of deposit	0	245	0
Securities available-for-sale (AFS):
Purchase of AFS securities	(55,365)	(19,478)	(179,627)
Proceeds from sales of AFS securities	14,232	21,529	11,462
Proceeds from prepayments, calls, and maturities of AFS securities	153,171	124,656	193,843
Change in loans, net	(444,061)	(344,217)	(302,466)
Purchase of premises and equipment	(8,078)	(6,322)	(6,218)
Proceeds from sale and retirement of premises and equipment	70	375	620
Purchase of Federal Home Loan Bank stock	(4,757)	(3,191)	0
Redemption of stock by Federal Home Loan Bank	4,407	5,155	1,463
Proceeds from sale of other real estate owned and repossessed assets	774	1,295	988
Additional investment in other real estate owned and repossessed assets	(13)	(47)	(73)
Additional investment in bank owned life insurance	0	(6,931)	0
Proceeds from settlement of bank owned life insurance	1,591	336	1
Redemption of bank owned life insurance	2,356	241	0
Net cash used in investing activities	(335,673)	(226,599)	(280,007)

Cash flows from financing activities:
Change in deposits, net	345,567	298,479	81,851
Change in repurchase agreements and federal funds purchased, net	14,921	9,814	(55,657)
Advances from Federal Home Loan Bank	100,000	225,000	45,000
Payments on advances from Federal Home Loan Bank	(100,020)	(225,021)	(45,020)
Payment of finance lease liabilities	0	(33)	(24)
Proceeds from long-term debt/other borrowings	0	6,563	0
Repayment of long-term debt/other borrowings	(225)	(163)	0
Issuance of common stock	1,770	1,129	1,041
Dividends paid	(33,407)	(32,187)	(29,938)
Net cash provided by (used in) financing activities	328,606	283,581	(2,747)
Net increase (decrease) in cash and cash equivalents	98,105	142,714	(183,070)
Cash and cash equivalents at beginning of year	271,400	128,686	311,756
Cash and cash equivalents at end of year	$369,505	$271,400	$128,686

Supplemental disclosures:
Income taxes paid	$20,611	$20,728	$16,293
Interest paid	126,459	90,388	27,419
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	356	1,306	1,124
Common stock dividends accrued, paid in subsequent quarter	276	291	278
Real estate and assets acquired in settlement of loans	3,160	658	2,433
Right-of-use assets obtained in exchange for new operating/finance lease liabilities	0	358	5,539

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

Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity, trading, or available-for-sale categories. Held-to-maturity (“HTM”) securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, investments in debt securities that are not classified as held-to-maturity shall be classified in one of the following categories and measured at fair value in the statement of financial position:

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2024 and 2023; therefore, no ACL for AFS securities was recorded.

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

HTM securities are subject to an allowance for lifetime expected credit losses, determined by adjusting historical loss information for current conditions and reasonable and supportable forecasts.  The forward-looking evaluation of lifetime expected losses will be performed on a pooled basis for debt securities that share similar risk characteristics.  These allowances for expected losses must be made by the holder of the HTM debt security when the security is purchased.  At December 31, 2024 and 2023, CTBI held no securities designated as HTM.

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

With the implementation of ASU 2022-02, enhanced disclosure requirements have been implemented for certain loan modifications when a borrower is experiencing financial difficulty. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Modifications of terms for our loans are based on individual facts and circumstances. Loan modifications involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification. All of the loan modifications were done due to financial stress of the borrower. In order to determine if a borrower was experiencing financial difficulty, an evaluation was performed to determine the probability that the borrower would be in payment default on any of its debt in the foreseeable future without the modification. This evaluation was performed under CTBI’s internal underwriting policy.

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

CTBI utilizes third party software and discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.   The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, underwriting exceptions, and industry concentrations.  Forecast factors include gross domestic product, light weight vehicle sales, and S&P/Case-Shiller US National Home Price Index.  Management continually reevaluates the other subjective factors included in our ACL analysis.

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

Other Real Estate Owned – When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair value less expected sales costs. Additionally, periodic updated appraisals are obtained on unsold foreclosed properties. When an updated appraisal reflects a fair value below the current book value, a charge is booked to current earnings to reduce the property to its new fair value less expected sales costs. Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months. All revenues and expenses related to the carrying of other real estate owned (“OREO”) are recognized through the income statement.

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

Revenue Recognition – The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage banking activities, as these activities are subject to other principles under GAAP discussed elsewhere within our disclosures.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the years ended December 31, 2024, 2023, and 2022, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities – CTBI estimates expected credit losses over the contractual period in which it has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by CTBI.  The ACL on off-balance sheet credit exposures recognized in other liabilities is adjusted as an expense in other noninterest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives.  Estimating credit losses on unfunded commitments requires CTBI to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit.  Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount.  The life of loan loss factor by related portfolio segment from the loan ACL calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

New Accounting Standards –

➢          Facilitation of the Effects of Reference Rate Reform on Financial Reporting – In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance.  The amendments in ASU No. 2022-06 are effective for all entities upon issuance.  In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published.  The amendments in ASU No. 2020-04 provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  This ASU applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU No. 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief in Topic 848.

On January 27, 2023, CTBI received notice from the trustee of the trust subsidiary, that based on their review of the junior subordinated debentures and the related trust preferred securities (the “TRUPS Documents”), after application of the Adjustable Interest Rate (LIBOR) Act (as implemented by the Final Regulations (defined below), the “LIBOR Act”) and the final regulations of the Board of Governors of the Federal Reserve System issued on December 16, 2022 implementing the LIBOR Act (the “Final Regulations”), the TRUPS Documents issued by the trust subsidiary do not provide a replacement rate for Applicable LIBOR (a “Replacement Rate”) or include other fallback provisions which would apply on the first London banking day after June 30, 2023 (the “LIBOR Replacement Date”).  Absent an amendment to the TRUPS Documents, some other change in applicable law, rule, regulation, or some other development, the LIBOR Act as implemented by the Final Regulations provides that (i) on and after the LIBOR Replacement Date, 3-month CME Term SOFR or 6-month CME Term SOFR (as defined in the Final Regulations) as adjusted by the relevant spread adjustment, which is 0.26161 percent or 0.42826 percent, shall be the benchmark replacement for the Applicable LIBOR in the TRUPS Documents and (ii) all applicable benchmark replacement conforming changes (as specified in the Final Regulations) will become an integral part of the TRUPS Documents, without any action by any party.

➢          Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s).  For public business entities, the amendments in this ASU were effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  The adoption of the ASU did not have a significant impact to our consolidated financial statements.

➢          FASB Improves the Accounting for Investments in Tax Credit Structures – The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures.  This ASU is a consensus of the FASB’s Emerging Issues Task Force (“EITF”).  This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  This ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (“LIHTC”) structures.  In recent years, stakeholders asked the FASB to extend the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs, which resulted in the EITF addressing this issue.  For public business entities, the amendments were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  We adopted ASU 2023-02 effective January 1, 2024. See note 13, Income Taxes, for additional information on the adoption of this ASU.

➢         FASB Issues Improvements to Reportable Segment Disclosures – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (”CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) allow more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of the CODM and explain how the CODM uses the disclosed reported measures to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280.  The amendments in this update are effective for CTBI for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements.  Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.  CTBI’s financial condition, results of operations, and cash flows were not impacted by this guidance. We have provided the required disclosures of our single reportable segment in note 22 below.

➢          FASB Issues Standard that Enhance Income Tax Disclosures – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses requests for improved income tax disclosures from investors, lenders, creditors, and other allocators of capital that use the financial statements to make capital allocation decisions.  The new update is effective for public business entities for annual periods beginning after December 15, 2024.  The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  It also includes certain other amendments intended to improve the effectiveness of income tax disclosures.  CTBI did not early adopt.  We do not anticipate a significant impact to our consolidated financial statements.

➢          FASB Issues Improvement to Income Statement Expense Disclosures – In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is expected to improve financial reporting and responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. Specifically, they will be required to:

●
Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas- producing activities (or other amounts of depletion expense) included in each relevant expense caption.

●	Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.

●	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

●	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. CTBI does not anticipate a significant impact to our consolidated financial statements.

2.  Cash and Due from Banks and Interest Bearing Deposits

At December 31, 2024, CTBI had cash accounts which exceeded federally insured limits, and therefore were not subject to FDIC insurance, with $289.4 million in deposits with the Federal Reserve, $25.6 million in deposits with U.S. Bank, $6.0 million in deposits with the FHLB, $2.3 million in deposits with Fifth Third Bank, and $1.1 million in deposits with Raymond James.

3.  Securities

The amortized cost and fair value of debt securities at December 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$360,027	$84	$(18,616)	$341,495
State and political subdivisions	304,588	12	(51,043)	253,557
U.S. government sponsored agency mortgage-backed securities	471,000	131	(61,422)	409,709
Asset-backed securities	51,034	10	(77)	50,967
Total available-for-sale securities	$1,186,649	$237	$(131,158)	$1,055,728

The amortized cost and fair value of debt securities at December 31, 2023 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$381,268	$121	$(26,572)	$354,817
State and political subdivisions	313,147	88	(48,290)	264,945
U.S. government sponsored agency mortgage-backed securities	518,836	36	(62,136)	456,736
Asset-backed securities	87,993	0	(767)	87,226
Total available-for-sale securities	$1,301,244	$245	$(137,765)	$1,163,724

The amortized cost and fair value of debt securities at December 31, 2024 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$113,132	$112,391
Due after one through five years	286,927	265,720
Due after five through ten years	133,102	113,171
Due after ten years	131,454	103,770
U.S. government sponsored agency mortgage-backed securities	471,000	409,709
Asset-backed securities	51,034	50,967
Total debt securities	$1,186,649	$1,055,728

For the year ended December 31, 2024, we had a net securities gain of $631 thousand.  There was a net gain of $8 thousand realized on sales and calls of AFS securities, and an unrealized gain of $623 thousand from the fair value adjustment of equity securities.  There was a net gain of $996 thousand realized for the year 2023 and a net loss of $168 thousand realized for the year 2022.

Equity Securities at Fair Value

CTBI made the election permitted by ASC 321-10-35-2 to record its Visa Class B shares at fair value.  Equity securities at fair value as of December 31, 2024 were $3.8 million, as a result of a $623 thousand increase in the fair value in 2024.  The fair value of equity securities increased $992 thousand in 2023.  No equity securities were sold during 2024 or 2023.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $630.8 million at December 31, 2024 and $761.5 million at December 31, 2023.

The amortized cost of securities sold under agreements to repurchase amounted to $330.0 million at December 31, 2024 and $333.6 million at December 31, 2023.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2024 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2024 was 95.5% compared to 97.3% as of December 31, 2023.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2024 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,396	$(2)	$1,394
State and political subdivisions	14,262	(192)	14,070
U.S. government sponsored agency mortgage-backed securities	28,028	(994)	27,034
Asset-backed securities	24,545	(14)	24,531
Total <12 months temporarily impaired AFS securities	68,231	(1,202)	67,029

12 Months or More
U.S. Treasury and government agencies	351,315	(18,614)	332,701
State and political subdivisions	288,445	(50,851)	237,594
U.S. government sponsored agency mortgage-backed securities	416,270	(60,428)	355,842
Asset-backed securities	15,579	(63)	15,516
Total ≥12 months temporarily impaired AFS securities	1,071,609	(129,956)	941,653

Total
U.S. Treasury and government agencies	352,711	(18,616)	334,095
State and political subdivisions	302,707	(51,043)	251,664
U.S. government sponsored agency mortgage-backed securities	444,298	(61,422)	382,876
Asset-backed securities	40,124	(77)	40,047
Total temporarily impaired AFS securities	$1,139,840	$(131,158)	$1,008,682

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
4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2024	December 31 2023
Hotel/motel	$458,832	$395,765
Commercial real estate residential	508,310	417,943
Commercial real estate nonresidential	865,031	778,637
Dealer floorplans	84,956	70,308
Commercial other	355,550	321,082
Commercial loans	2,272,679	1,983,735

Real estate mortgage	1,043,401	937,524
Home equity lines	167,425	147,036
Residential loans	1,210,826	1,084,560

Consumer direct	152,843	159,106
Consumer indirect	850,289	823,505
Consumer loans	1,003,132	982,611

Loans and lease financing	$4,486,637	$4,050,906

The loan portfolios presented above are net of unearned fees and unamortized premiums.  Unearned fees included above totaled $1.2 thousand as of December 31, 2024 and $0.8 million as of December 31, 2023, while the unamortized premiums on the indirect lending portfolio totaled $32.0 million as of December 31, 2024 and $31.4 million as of December 31, 2023.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.2% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Not included in the loan balances above were loans held for sale in the amount of $0.2 million at December 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The following tables present the balance in the ACL for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$616	$0	$0	$5,208
Commercial real estate residential	4,285	1,145	0	37	5,467
Commercial real estate nonresidential	7,560	2,670	0	77	10,307
Dealer floorplans	659	23	0	0	682
Commercial other	3,760	1,048	(1,476)	500	3,832
Real estate mortgage	10,197	2,405	(125)	27	12,504
Home equity	1,367	194	(80)	18	1,499
Consumer direct	3,261	(69)	(1,220)	249	2,221
Consumer indirect	13,862	2,919	(7,602)	4,069	13,248
Total	$49,543	$10,951	$(10,503)	$4,977	$54,968

	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,171	$(579)	$0	$0	$4,592
Commercial real estate residential	4,894	(706)	(28)	125	4,285
Commercial real estate nonresidential	9,419	(2,252)	(294)	687	7,560
Dealer floorplans	1,776	(1,117)	0	0	659
Commercial other	5,285	(91)	(1,900)	466	3,760
Real estate mortgage	7,932	2,364	(140)	41	10,197
Home equity	1,106	278	(23)	6	1,367
Consumer direct	1,694	1,804	(541)	304	3,261
Consumer indirect	8,704	7,110	(5,333)	3,381	13,862
Total	$45,981	$6,811	$(8,259)	$5,010	$49,543

Using the ACL software, forecasts include gross domestic product, light weight vehicle sales index, and housing price index considerations.  CTBI leverages economic projections from the Federal Open Market Committee to obtain various forecasts for unemployment rate, gross domestic product, light weight vehicle sales index, and the PNC forecast for the Case-Shiller National Home Price Index.  CTBI has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor, as permitted in ASC 326-20-30-9, over four quarters.

All periods during the reasonable and supportable forecast period are utilizing a forecasted probability of default.  Loss driver analysis was performed during which regression models were built relating default rates of the various segments to the economic factors noted above.  Historical loss data for both CTBI and segment-specific selected peers was incorporated from Federal Financial Institutions Examination Council call report data.  For loss given default, the Frye-Jacobs LGD estimation technique was utilized in the ACL software providing a risk curve that most approximates the asset class under consideration.  Management elected to evaluate internal prepayment experience over a trailing timeframe to determine the appropriate prepayment and curtailment rates to be used in the credit loss estimate.

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

Delinquencies

The accrual of interest income on loans is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Any loans greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  See note 1 to the consolidated financial statements for further discussion on our nonaccrual policy.  Nonaccrual loans and loans 90 days past due and still accruing segregated by loan segment for December 31, 2024 and December 31, 2023 were as follows:

(in thousands) December 31, 2024	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,248	$369	$1,617
Commercial real estate nonresidential	8,000	1,641	3,513	13,154
Commercial other	246	1,106	64	1,416
Total commercial loans	8,246	3,995	3,946	16,187

Real estate mortgage	0	3,748	5,072	8,820
Home equity lines	0	204	444	648
Total residential loans	0	3,952	5,516	9,468

Consumer direct	0	176	93	269
Consumer indirect	0	0	762	762
Total consumer loans	0	176	855	1,031

Loans and lease financing	$8,246	$8,123	$10,317	$26,686

(in thousands) December 31, 2023	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$498	$1,059	$1,557
Commercial real estate nonresidential	0	680	2,270	2,950
Commercial other	236	452	162	850
Total commercial loans	236	1,630	3,491	5,357

Real estate mortgage	0	1,996	5,302	7,298
Home equity lines	0	186	557	743
Total residential loans	0	2,182	5,859	8,041

Consumer direct	0	0	15	15
Consumer indirect	0	0	555	555
Total consumer loans	0	0	570	570

Loans and lease financing	$236	$3,812	$9,920	$13,968

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of December 31, 2024 and December 31, 2023 (includes loans 90 days past due and still accruing as well):

(in thousands) December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$458,832	$458,832
Commercial real estate residential	575	444	828	1,847	506,463	508,310
Commercial real estate nonresidential	1,349	118	12,890	14,357	850,674	865,031
Dealer floorplans	0	0	0	0	84,956	84,956
Commercial other	1,033	595	1,018	2,646	352,904	355,550
Total commercial loans	2,957	1,157	14,736	18,850	2,253,829	2,272,679

Real estate mortgage	654	3,304	7,998	11,956	1,031,445	1,043,401
Home equity lines	1,919	348	613	2,880	164,545	167,425
Total residential loans	2,573	3,652	8,611	14,836	1,195,990	1,210,826

Consumer direct	876	107	268	1,251	151,592	152,843
Consumer indirect	4,872	1,096	762	6,730	843,559	850,289
Total consumer loans	5,748	1,203	1,030	7,981	995,151	1,003,132

Loans and lease financing	$11,278	$6,012	$24,377	$41,667	$4,444,970	$4,486,637

(in thousands) December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$395,765	$395,765
Commercial real estate residential	1,047	275	1,525	2,847	415,096	417,943
Commercial real estate nonresidential	549	332	2,619	3,500	775,137	778,637
Dealer floorplans	0	0	0	0	70,308	70,308
Commercial other	663	494	641	1,798	319,284	321,082
Total commercial loans	2,259	1,101	4,785	8,145	1,975,590	1,983,735

Real estate mortgage	1,323	3,455	6,168	10,946	926,578	937,524
Home equity lines	911	273	707	1,891	145,145	147,036
Total residential loans	2,234	3,728	6,875	12,837	1,071,723	1,084,560

Consumer direct	1,013	118	15	1,146	157,960	159,106
Consumer indirect	4,550	1,029	555	6,134	817,371	823,505
Total consumer loans	5,563	1,147	570	7,280	975,331	982,611

Loans and lease financing	$10,056	$5,976	$12,230	$28,262	$4,022,644	$4,050,906

Risk Characteristics

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.2% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$72,924	$88,016	$134,663	$27,145	$21,609	$70,311	$5,419	$420,087
Watch	0	2,062	10,822	6,570	0	13,358	0	32,812
OAEM	0	0	0	0	0	0	0	0
Substandard	1,954	0	3,979	0	0	0	0	5,933
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	74,878	90,078	149,464	33,715	21,609	83,669	5,419	458,832

Commercial real estate residential
Risk rating:
Pass	162,855	94,758	78,106	60,482	24,603	37,689	21,267	479,760
Watch	5,381	3,009	1,692	3,739	1,523	5,261	58	20,663
OAEM	31	0	0	0	0	58	0	89
Substandard	1,470	609	792	531	420	3,928	48	7,798
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	169,737	98,376	80,590	64,752	26,546	46,936	21,373	508,310

Commercial real estate nonresidential
Risk rating:
Pass	180,139	121,801	124,200	120,623	62,674	155,561	38,270	803,268
Watch	4,574	2,004	4,004	8,683	3,425	6,970	624	30,284
OAEM	0	7	12	0	0	45	0	64
Substandard	4,873	1,527	357	2,700	11,179	10,778	0	31,414
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	189,586	125,339	128,573	132,006	77,278	173,355	38,894	865,031

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	82,639	82,639
Watch	0	0	0	0	0	0	1,861	1,861
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	456	0	456
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	456	84,500	84,956

Commercial other
Risk rating:
Pass	83,742	43,935	38,912	25,806	25,187	19,520	79,851	316,953
Watch	1,823	877	671	295	111	533	14,739	19,049
OAEM	27	0	0	8,469	0	0	30	8,526
Substandard	2,301	4,279	2,203	299	447	162	1,331	11,022
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	87,893	49,091	41,786	34,869	25,745	20,215	95,951	355,550

Commercial other current period gross charge-offs	(1,148)	(134)	(142)	(45)	(2)	(5)	0	(1,476)

Commercial loans
Risk rating:
Pass	499,660	348,510	375,881	234,056	134,073	283,081	227,446	2,102,707
Watch	11,778	7,952	17,189	19,287	5,059	26,122	17,282	104,669
OAEM	58	7	12	8,469	0	103	30	8,679
Substandard	10,598	6,415	7,331	3,530	12,046	15,324	1,379	56,623
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$522,094	$362,884	$400,413	$265,342	$151,178	$324,631	$246,137	$2,272,679

Total commercial loans current period gross charge-offs	$(1,148)	$(134)	$(142)	$(45)	$(2)	$(5)	$0	$(1,476)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$79,651	$144,826	$28,011	$17,664	$40,873	$42,029	$4,042	$357,096
Watch	11,569	2,826	6,835	4,623	3,361	1,648	0	30,862
OAEM	0	3,982	0	0	0	1,954	0	5,936
Substandard	0	0	0	0	0	1,118	0	1,118
Doubtful	0	0	0	0	0	753	0	753
Total hotel/motel	91,220	151,634	34,846	22,287	44,234	47,502	4,042	395,765

Commercial real estate residential
Risk rating:
Pass	109,304	89,119	98,896	30,972	11,908	36,964	14,700	391,863
Watch	2,317	2,131	473	1,395	721	6,359	124	13,520
OAEM	0	0	0	0	0	63	0	63
Substandard	760	854	4,532	834	285	5,232	0	12,497
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	112,381	92,104	103,901	33,201	12,914	48,618	14,824	417,943

Total commercial real estate residential current period gross charge-offs	0	0	(28)	0	0	0	0	(28)

Commercial real estate nonresidential
Risk rating:
Pass	149,633	142,580	136,090	68,240	55,850	140,074	31,536	724,003
Watch	552	3,664	6,305	2,347	1,938	6,003	354	21,163
OAEM	2,375	15	0	7,255	0	1,486	0	11,131
Substandard	2,520	1,598	2,538	4,472	2,000	9,199	0	22,327
Doubtful	0	0	0	0	0	13	0	13
Total commercial real estate nonresidential	155,080	147,857	144,933	82,314	59,788	156,775	31,890	778,637

Total commercial real estate nonresidential current period gross charge-offs	0	0	(7)	0	0	(287)	0	(294)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	70,308	70,308
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,308	70,308

Commercial other
Risk rating:
Pass	73,115	47,575	40,448	30,033	4,780	22,588	81,791	300,330
Watch	1,138	1,109	569	126	239	635	5,877	9,693
OAEM	29	0	0	0	0	0	30	59
Substandard	4,921	3,581	381	890	211	403	613	11,000
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	79,203	52,265	41,398	31,049	5,230	23,626	88,311	321,082

Total commercial other current period gross charge-offs	(725)	(710)	(302)	(27)	(90)	(46)	0	(1,900)

Commercial loans
Risk rating:
Pass	411,703	424,100	303,445	146,909	113,411	241,655	202,377	1,843,600
Watch	15,576	9,730	14,182	8,491	6,259	14,645	6,355	75,238
OAEM	2,404	3,997	0	7,255	0	3,503	30	17,189
Substandard	8,201	6,033	7,451	6,196	2,496	15,952	613	46,942
Doubtful	0	0	0	0	0	766	0	766
Total commercial loans	$437,884	$443,860	$325,078	$168,851	$122,166	$276,521	$209,375	$1,983,735

Total commercial loans current period gross charge-offs	$(725)	$(710)	$(337)	$(27)	$(90)	$(333)	$0	$(2,222)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,121	$159,656	$166,777
Nonperforming	0	0	0	0	0	362	286	648
Total home equity lines	0	0	0	0	0	7,483	159,942	167,425

Total home equity lines current period gross charge-offs	0	0	0	0	0	(80)	0	(80)

Mortgage loans
Performing	197,756	192,959	140,265	146,391	107,009	250,201	0	1,034,581
Nonperforming	0	1,074	1,424	250	279	5,793	0	8,820
Total mortgage loans	197,756	194,033	141,689	146,641	107,288	255,994	0	1,043,401

Total mortgage loans current period gross charge-offs	0	0	(28)	0	0	(97)	0	(125)

Residential loans
Performing	197,756	192,959	140,265	146,391	107,009	257,322	159,656	1,201,358
Nonperforming	0	1,074	1,424	250	279	6,155	286	9,468
Total residential loans	$197,756	$194,033	$141,689	$146,641	$107,288	$263,477	$159,942	$1,210,826

Total residential loans current period gross charge-offs	$0	$0	$0	$(28)	$0	$(177)	$0	$(205)

Consumer direct loans
Performing	$54,745	$35,179	$21,456	$17,509	$9,839	$13,846	$0	$152,574
Nonperforming	7	72	190	0	0	0	0	269
Total consumer direct loans	54,752	35,251	21,646	17,509	9,839	13,846	0	152,843

Total consumer direct loans current period gross charge-offs	(41)	(314)	(690)	(85)	(29)	(61)	0	(1,220)

Consumer indirect loans
Performing	333,945	243,247	162,051	65,032	34,870	10,382	0	849,527
Nonperforming	117	324	218	63	40	0	0	762
Total consumer indirect loans	334,062	243,571	162,269	65,095	34,910	10,382	0	850,289

Total consumer indirect loans current period gross charge-offs	(363)	(2,760)	(2,609)	(1,385)	(236)	(249)	0	(7,602)

Consumer loans
Performing	388,690	278,426	183,507	82,541	44,709	24,228	0	1,002,101
Nonperforming	124	396	408	63	40	0	0	1,031
Total consumer loans	$388,814	$278,822	$183,915	$82,604	$44,749	$24,228	$0	$1,003,132

Total consumer loans current period gross charge-offs	$(404)	$(3,074)	$(3,299)	$(1,470)	$(265)	$(310)	$0	$(8,822)

	Term Loans Amortized Cost Basis by Origination Year
(in thousands) December 31	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,630	$138,663	$146,293
Nonperforming	0	0	0	0	0	442	301	743
Total home equity lines	0	0	0	0	0	8,072	138,964	147,036

Total home equity lines current period gross charge-offs	0	0	0	0	0	(23)	0	(23)

Mortgage loans
Performing	200,442	162,407	159,857	119,772	56,601	231,147	0	930,226
Nonperforming	0	200	151	192	533	6,222	0	7,298
Total mortgage loans	200,442	162,607	160,008	119,964	57,134	237,369	0	937,524

Total mortgage loans current period gross charge-offs	0	0	(47)	0	(40)	(53)	0	(140)

Residential loans
Performing	200,442	162,407	159,857	119,772	56,601	238,777	138,663	1,076,519
Nonperforming	0	200	151	192	533	6,664	301	8,041
Total residential loans	$200,442	$162,607	$160,008	$119,964	$57,134	$245,441	$138,964	$1,084,560

Total residential loans current period gross charge-offs	$0	$0	$(47)	$0	$(40)	$(76)	$0	$(163)

Consumer direct loans
Performing	$63,686	$34,722	$26,250	$15,560	$6,951	$11,922	$0	$159,091
Nonperforming	0	4	11	0	0	0	0	15
Total consumer direct loans	63,686	34,726	26,261	15,560	6,951	11,922	0	159,106

Total consumer direct loans current period gross charge-offs	(65)	(263)	(129)	(37)	(27)	(20)	0	(541)

Consumer indirect loans
Performing	359,049	251,086	109,231	69,319	23,767	10,498	0	822,950
Nonperforming	133	223	157	11	22	9	0	555
Total consumer indirect loans	359,182	251,309	109,388	69,330	23,789	10,507	0	823,505

Total consumer indirect loans current period gross charge-offs	(541)	(2,320)	(1,688)	(492)	(121)	(171)	0	(5,333)

Consumer loans
Performing	422,735	285,808	135,481	84,879	30,718	22,420	0	982,041
Nonperforming	133	227	168	11	22	9	0	570
Total consumer loans	$422,868	$286,035	$135,649	$84,890	$30,740	$22,429	$0	$982,611

Total consumer loans current period gross charge-offs	$(606)	$(2,583)	$(1,817)	$(529)	$(148)	$(191)	$0	$(5,874)
*	A loan is considered nonperforming if it is 90 days or more past due and/or on nonaccrual.

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $4.0 million at December 31, 2024 and $3.5 million at December 31, 2023.

Individually Evaluated Loans

In accordance with ASC 326-20-30-2, if a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan shall be evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

(in thousands) December 31, 2024	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,555	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	8	27,087	325
Commercial other	3	12,963	0
Total collateral dependent loans	13	$45,605	$325

(in thousands) December 31, 2023	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$6,810	$0
Commercial real estate residential	2	5,080	0
Commercial real estate nonresidential	9	21,637	250
Commercial other	2	5,658	0
Total collateral dependent loans	16	$39,185	$250

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. Two loans listed in the commercial other segment at December 31, 2024 are collateralized by inventory, equipment, and accounts receivable, while one loan in the amount of $8.5 million is secured by shares of common stock.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the year ended December 31, 2024:
	Amortized Cost at December 31, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$1,954	0.43%
Commercial real estate residential	0	0.00	585	0.12
Commercial real estate nonresidential	7,545	0.87	0	0.00
Dealer floorplans	0	0.00	456	0.54
Commercial other	0	0.00	1,344	0.38
Commercial loans	7,545	0.33	4,339	0.19

Real estate mortgage	1,916	0.18	8,756	0.84
Home equity lines	0	0.00	31	0.02
Residential loans	1,916	0.16	8,787	0.73

Consumer direct	0	0.00	119	0.08
Consumer indirect	0	0.00	311	0.04
Consumer loans	0	0.00	430	0.04

Loans and lease financing	$9,461	0.21%	$13,556	0.30%

	Amortized Cost at December 31, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	12	0.00	1,036	0.20
Commercial real estate nonresidential	26	0.00	290	0.03
Dealer floorplans	0	0.00	0	0.00
Commercial other	207	0.06	1,333	0.37
Commercial loans	245	0.01	2,659	0.12

Real estate mortgage	865	0.08	0	0.00
Home equity lines	182	0.11	0	0.00
Residential loans	1,047	0.09	0	0.00

Consumer direct	0	0.00	5	0.00
Consumer indirect	0	0.00	62	0.01
Consumer loans	0	0.00	67	0.01

Loans and lease financing	$1,292	0.03%	$2,726	0.06%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact

Hotel/motel		Added a weighted-average 5.0 years to life of the loans

Commercial real estate residential		Added a weighted-average 0.8 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 1.4% to 1.3%

Dealer floorplans		Added a weighted-average 0.1 years to life of the loans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.7% to 4.6%	Added a weighted-average 0.7 years to life of the loans

Home equity lines		Added a weighted-average 0.5 years to life of the loans

Consumer direct		Added a weighted-average 0.1 years to life of the loans

Consumer indirect		Added a weighted-average 0.8 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact

Hotel/motel

Commercial real estate residential	Weighted-average contractual interest rate remained at 8.5% and increased the weighted-average life by 4.0 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Increased weighted-average contractual interest rate from 6.0% to 8.5% and increased the weighted-average life by 10.3 years	Provided payment changes that will be added to the end of the original loan term

Dealer floorplans

Commercial other	Increased weighted-average contractual interest rate from 5.3% to 8.5% and increased the weighted-average life by 12.2 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.0% to 3.6% and increased the weighted-average life by 3.5 years

Home equity lines	Reduced weighted-average contractual interest rate from 9.2% to 8.3% and increased the weighted-average life by 9.7 years

Consumer direct		Provided payment changes that will be added to the end of the original loan term

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

These loans, segregated by loan segment and concession granted, are presented below for the year ended December 31, 2023:

	Amortized Cost at December 31, 2023
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	534	0.13	1,788	0.43
Commercial real estate nonresidential	4,504	0.58	5,342	0.69
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	6,025	1.88
Commercial loans	5,038	0.25	13,155	0.66

Real estate mortgage	581	0.06	5,431	0.58
Home equity lines	0	0.00	246	0.17
Residential loans	581	0.05	5,677	0.52

Consumer direct	0	0.00	165	0.10
Consumer indirect	0	0.00	334	0.04
Consumer loans	0	0.00	499	0.05

Loans and lease financing	$5,619	0.14%	$19,331	0.48%

	Amortized Cost of December 31, 2023
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,955	0.49%
Commercial real estate residential	0	0.00	218	0.05
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	29	0.01	288	0.09
Commercial loans	29	0.00	2,461	0.01

Real estate mortgage	1,101	0.12	0	0.00
Home equity lines	125	0.09	42	0.03
Residential loans	1,226	0.11	42	0.00

Consumer direct	0	0.00	18	0.01
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	18	0.00

Loans and lease financing	$1,255	0.03%	$2,521	0.06%

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

Consumer indirect

No charge-offs have resulted from modifications for any of the presented periods.  We had commitments to extend additional credit in the amount of $100 thousand and $16 thousand at December 31, 2024 and 2023, respectively, on loans that were considered in financial difficulty.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of December 31, 2024.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,954	$0	$0	$0
Commercial real estate residential	885	0	0	748
Commercial real estate nonresidential	7,862	0	0	0
Dealer floorplans	456	0	0	0
Commercial other	2,329	518	31	5
Real estate mortgage	10,258	460	654	165
Home equity lines	181	32	0	0
Consumer direct	120	3	0	0
Consumer indirect	307	67	0	0
Total	$24,352	$1,080	$685	$918

The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of December 31, 2023.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,955	$0	$0	$0
Commercial real estate residential	2,128	412	0	0
Commercial real estate nonresidential	9,846	0	0	0
Dealer floorplans	0	0	0	0
Commercial other	5,683	371	0	287
Real estate mortgage	6,382	0	361	370
Home equity lines	361	0	32	21
Consumer direct	159	24	0	0
Consumer indirect	303	31	0	0
Total	$26,817	$838	$393	$678

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the year ended December 31, 2024, there were 10 loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Year Ended December 31, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	4	$305
Residential:
Real estate mortgage	6	847
Total loans experiencing financial difficulty	10	$1,152

	Year Ended December 31, 2023
(in thousands)	Number of Loans	Recorded Balance
Residential:
Real estate mortgage	2	$751
Total loans experiencing financial difficulty	2	$751

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in other operating expenses within the non-interest expense category.  The total unfunded commitment off-balance sheet credit exposure was $1.5 million at December 31, 2024 and 2023.

5. Mortgage Banking and Servicing Rights

Mortgage banking activities primarily include residential mortgage originations and servicing.  As discussed in note 1 above, MSRs are carried at fair market value.  The following table presents the components of mortgage banking income:

(in thousands) Year Ended December 31	2024	2023	2022
Net gain on sale of mortgage loans held for sale	$294	$395	$1,525
Net loan servicing income:
Servicing fees	1,946	2,080	2,226
Late fees	60	81	78
Ancillary fees	43	36	94
Fair value adjustments	(431)	(965)	1,069
Net loan servicing income	1,618	1,232	3,467
Mortgage banking income	$1,912	$1,627	$4,992

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $667 million, $725 million, and $783 million at December 31, 2024, 2023, and 2022, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2.2 million, $2.5 million, and $3.0 million at December 31, 2024, 2023, and 2022, respectively.

Activity for capitalized MSRs using the fair value method is as follows:

(in thousands)	2024	2023	2022
Fair value of MSRs, beginning of year	$7,665	$8,468	$6,774
New servicing assets created	123	162	625
Change in fair value during the year due to:
Time decay (1)	(428)	(430)	(450)
Payoffs (2)	(315)	(347)	(429)
Changes in valuation inputs or assumptions (3)	312	(188)	1,948
Fair value of MSRs, end of year	$7,357	$7,665	$8,468

(1)	Represents decrease in value due to regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value due to loans that paid off during the period.
(3)	Represents change in value resulting from market-driven changes in interest rates.

The fair values of capitalized MSRs were $7.4 million, $7.7 million, and $8.5 million at December 31, 2024, 2023, and 2022, respectively.  Fair values for the years ended December 31, 2024, 2023, and 2022 were determined by third-party valuations with a resulting 10.1% average discount rate in 2024 compared to the 10.0% average discount rate in 2023 and 2022 and weighted average default rates of 1.66%, 0.95%, and 1.24%, respectively.  Prepayment speeds generated using the Andrew Davidson Prepayment Model averaged 6.6%, 7.5%, and 7.1% at December 31, 2024, 2023, and 2022, respectively.  MSR values are very sensitive to movement in interest rates as expected future net servicing income depends on the projected balance of the underlying loans, which can be greatly impacted by the level of prepayments.  CTBI does not currently hedge against changes in the fair value of our MSR portfolio.

6. Related Party Transactions

In the ordinary course of business, CTB has made extensions of credit and had transactions with certain directors and executive officers of CTBI or our subsidiaries, including their associates (as defined by the Securities and Exchange Commissions).  We believe such extensions of credit and transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other persons.

Activity for related party extensions of credit during 2024 and 2023 is as follows:

(in thousands)	2024	2023
Related party extensions of credit, beginning of year	$35,315	$42,067
New loans and advances on lines of credit	0	980
Repayments	(1,022)	(7,502)
Decrease due to changes in related parties	(5,136)	(230)
Related party extensions of credit, end of year	$29,157	$35,315

The aggregate balances of related party deposits at December 31, 2024 and 2023 were $29.5 million and $28.3 million, respectively.

A director of CTBI is a shareholder in a law firm that provided services to CTBI and our subsidiaries during the years 2024, 2023, and 2022.  Approximately $0.5 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.6 million total, were paid to this law firm during 2024.  Approximately $0.4 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.5 million total, were paid to this law firm during 2023.  Approximately $0.4 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.5 million total, were paid to this law firm during 2022.

7.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2024	2023
Land and buildings	$88,859	$82,929
Leasehold improvements	5,068	4,858
Furniture, fixtures, and equipment	41,413	39,695
Construction in progress	2,392	2,790
Total premises and equipment	137,732	130,272
Less accumulated depreciation and amortization	(88,102)	(84,961)
Premises and equipment, net	$49,630	$45,311

Depreciation and amortization of premises and equipment for 2024, 2023, and 2022 was $3.7 million, $3.6 million, and $3.3 million, respectively.

8.  Other Real Estate Owned

Activity for OREO was as follows:

(in thousands)	2024	2023
Beginning balance of other real estate owned	$1,616	$3,671
New assets acquired	3,160	658
Capitalized costs	13	47
Fair value adjustments	(105)	(211)
Sale of assets	(1,037)	(2,549)
Ending balance of other real estate owned	$3,647	$1,616

Carrying costs and fair value adjustments associated with foreclosed properties were $0.2 million, $0.3 million, and $0.5 million for 2024, 2023, and 2022, respectively.  See note 1 for a description of our accounting policies relative to foreclosed properties and OREO.

The major classifications of foreclosed properties are shown in the following table:

(in thousands) December 31	2024	2023
1-4 family	$806	$827
Construction/land development/other	395	383
Multifamily	0	0
Non-farm/non-residential	2,446	406
Total foreclosed properties	$3,647	$1,616

9.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2024	2023
Noninterest bearing deposits	$1,242,676	$1,260,690
Interest bearing demand deposits	167,736	123,927
Money market deposits	1,781,415	1,525,537
Savings	511,378	535,063
Certificates of deposit and other time deposits of $100,000 or more	862,671	766,691
Certificates of deposit and other time deposits less than $100,000	504,313	512,714
Total deposits	$5,070,189	$4,724,622

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2024 and 2023 were $396.3 million and $318.0 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2024
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits of $100,000 or more	$862,671	$811,154	$26,051	$5,824	$12,319	$7,323	$0
Certificates of deposit and other time deposits less than $100,000	504,313	459,960	21,069	10,041	5,871	7,059	313
Total maturities	$1,366,984	$1,271,114	$47,120	$15,865	$18,190	$14,382	$313

10.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2024	2023
Repurchase agreements	$240,166	$225,245
Federal funds purchased	500	500
Total short-term debt	$240,666	$225,745

All federal funds purchased mature and reprice daily.  See note 11 for information regarding the maturities of our repurchase agreements.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2024 were 4.30% and 4.05%, respectively.

The maximum balance for repurchase agreements at any month-end during 2024 occurred at December 31, 2024, with a month-end balance of $240.2 million.  The average balance of repurchase agreements for the year was $228.6 million.

Long-term debt is categorized as follows:

(in thousands) December 31	2024	2023
Junior subordinated debentures, 6.35%, due 6/1/37	$57,841	$57,841
Loan related borrowings, 3.25%, due 9/17/44	6,175	6,400
Total long-term debt	$64,016	$64,241

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

On March 15, 2022, the President of the United States of America signed into law the LIBOR Act.  Under the LIBOR Act, on the first London banking day after the LIBOR Replacement Date, a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will replace LIBOR in certain contracts.  These contracts are those which, after giving effect to other parts of the LIBOR Act, (i) contain no fallback provisions (including contracts which contain no fallback provisions after giving effect to certain parts of the LIBOR Act) or (ii) contain fallback provisions that identify neither a specific non-LIBOR based benchmark replacement nor a person with the authority, right or obligation to determine a benchmark replacement.  Other parts of the LIBOR Act require that fallback provisions which (i) are based in any way on any LIBOR value, except to account for the difference between LIBOR and the benchmark replacement or (ii) require that a person (other than a benchmark administrator) conduct a poll, survey or inquiries for quotes or information concerning interbank lending or deposit rates be disregarded and deemed null and void.  The Board-recommended benchmark replacement is based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes.  In addition, the LIBOR Act creates a safe harbor protecting from liability any person (including any person with the authority to determine a benchmark replacement under the junior subordinated debentures and the TRUPS Documents) for the selection or use of the Board-recommended benchmark replacement or the implementation of certain technical, administrative or operational changes relating to the implementation, administration, and calculation of the Board-recommended benchmark replacement.

Under the LIBOR Act, the Board was required to promulgate regulations implementing the LIBOR Act.  On December 16, 2022, the Board issued its Final Regulations implementing the LIBOR Act.  The Final Regulations: (i) address the applicability of the LIBOR Act to various LIBOR contracts, (ii) identify the Board-selected benchmark replacements for various types of LIBOR contracts, (iii) include certain benchmark replacement conforming changes, (iv) address the issue of preemption and (v) provide other clarifications, definitions and information.

As discussed in note 1 above, CTBI received notice from the trustee of the trust subsidiary that the TRUPS Documents issued by the trust subsidiary do not provide a Replacement Rate or include other fallback provisions which would apply on the LIBOR Replacement Date.  Therefore, the 3-month CME Term SOFR or 6-month CME Term SOFR as adjusted by the relevant spread adjustment, which is 0.26161 percent or 0.42826 percent, shall be the benchmark replacement for the Applicable LIBOR in the TRUPS Documents.

On November 27, 2024, the coupon rate was set at 6.35098% for the March 3, 2025 distribution date, which was based on the 3-month CME Term SOFR rate as of November 27, 2024 of 4.49937% plus 0.26161% spread adjustment plus 1.59%.

CTB sold the guaranteed portion of a loan in a transaction that did not meet the accounting requirements to qualify for recognition as a sold loan.  The gross amount of the loan is recognized in the loan portfolio as an earning asset and the sold portion is recognized as a loan related borrowing.  Repayment of the liability will be provided by the loan payments made by the loan customer.  The principal amount is also guaranteed by the USDA.

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $292.2 million and $296.6 million at December 31, 2024 and December 31, 2023, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023 is presented in the following tables:

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$23,240	$11	$7,657	$25,482	$56,390
State and political subdivisions	108,775	489	7,288	3,700	120,252
U.S. government sponsored agency mortgage-backed securities	17,756	0	34,355	7,091	59,202
Asset-backed securities	4,322	0	0	0	4,322
Total	$154,093	$500	$49,300	$36,273	$240,166

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$21,156	$19	$1,817	$23,640	$46,632
State and political subdivisions	98,053	481	5,962	3,219	107,715
U.S. government sponsored agency mortgage-backed securities	17,538	0	41,521	9,269	68,328
Asset-backed securities	2,570	0	0	0	2,570
Total	$139,317	$500	$49,300	$36,128	$225,245

12.  Advances from Federal Home Loan Bank

FHLB advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2024	2023
Monthly amortizing	$314	$334
Total FHLB advances	$314	$334

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2024
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.04%	$314	$22	$20	$21	$20	$20	$211

At December 31, 2024, CTBI had monthly amortizing FHLB advances totaling $0.3 million at a weighted average interest rate of 0.04%.

Advances totaling $0.3 million at December 31, 2024 were collateralized by FHLB stock of $5.1 million and a blanket lien on qualifying 1-4 family first mortgage loans.  As of December 31, 2024, CTBI had a $589.0 million FHLB borrowing capacity with $0.3 million in advances and $103.7 million in letters of credit used for public fund pledging leaving $485.0 million available for additional advances.  The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.04%.  The advances are subject to restrictions or penalties in the event of prepayment.

13.  Income Taxes

The components of the provision for income taxes, exclusive of tax effect of unrealized AFS securities gains and losses, are as follows:

(in thousands)	2024	2023	2022
Current federal income tax expense	$19,746	$14,954	$14,882
Current state income tax expense	5,859	4,901	1,096
Deferred federal income tax expense (benefit)	(1,452)	382	194
Deferred state income tax expense (benefit)	(280)	327	3,056
Total income tax expense	$23,873	$20,564	$19,228

A reconciliation of income tax expense at the statutory rate to our actual income tax expense is shown below:

(in thousands)	2024		2023		2022
Computed at the statutory rate	$22,404	21.00%	$20,699	21.00%	$21,219	21.00%
Adjustments resulting from:
Tax-exempt interest	(353)	(0.33)	(637)	(0.65)	(717)	(0.70)
Housing and new markets credits	(1,292)	(1.21)	(3,205)	(3.25)	(3,105)	(3.07)
Bank owned life insurance	(831)	(0.78)	(496)	(0.50)	(367)	(0.36)
ESOP dividend deduction	(276)	(0.26)	(259)	(0.26)	(240)	(0.24)
Stock option exercises and restricted stock vesting	(73)	(0.07)	(8)	(0.01)	(1)	0.00
State income taxes	4,407	4.13	4,131	4.19	3,281	3.25
Split dollar life insurance	58	0.06	126	0.13	(184)	(0.19)
Other	(171)	(0.16)	213	0.21	(658)	(0.66)
Total	$23,873	22.38%	$20,564	20.86%	$19,228	19.03%

The components of the net deferred tax asset as of December 31 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$13,715	$12,361
Interest on nonaccrual loans	451	277
Accrued expenses	2,150	1,633
Unrealized losses on AFS securities	32,665	34,311
Allowance for other real estate owned	22	49
Lease liabilities	3,790	4,090
Limited partnership investments	78
Other	937	790
Total deferred tax assets	53,808	53,511

Deferred tax liabilities:
Depreciation and amortization	(15,207)	(14,927)
FHLB stock dividends	(12)	(341)
Loan fee income	(1,888)	(1,519)
Mortgage servicing rights	(1,836)	(1,912)
Limited partnership investments	0	(843)
Right of use assets	(3,589)	(3,918)
Other	(2,211)	(1,910)
Total deferred tax liabilities	(24,743)	(25,370)

Net deferred tax asset	$29,065	$28,141

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

CTBI adopted ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures.

As a result of the implementation of this ASU, we recorded a cumulative effect impact that reduced retained earnings by $2.0 million during the first quarter 2024.  Additionally, we had a decrease in amortization expense, recognized in other direct expenses, that totaled $2.6 million for the year ended December 31, 2023.  The amortization expense included in income tax expense was $3.0 million for the year ended December 31, 2024.  The amount of income tax credits and other tax benefits recognized was $4.3 million for the year ended December 31, 2024.  The amortization, income tax credits, and other tax benefits recognized were included in income tax expense on the consolidated statement of income and in net income on the consolidated statement of cash flows.  We had $16.1 million in tax investments at December 31, 2024 included in other assets on the consolidated balance sheet.  There were no non-income tax related activities or other returns received that were recognized outside of income tax expense and the consolidated statement of income and the consolidated statement of cash flows.  There were also no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects.  No investment income or loss was included in pre-tax income, and no impairment was recognized during the quarter or year to date resulting from the forfeiture or ineligibility of income tax credits or other circumstances.  At December 31, 2024, there was $4.5 million in unfunded commitments. Of the amount outstanding, the contribution schedule is as follows:

(in thousands) Amount due in:	Unfunded Commitments
2025	$2,682
2026	995
2027	146
2028	146
2029	143
After	365

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

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2021, and state and local income tax examinations by tax authorities for years before 2020.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense. CTBI files consolidated income tax returns with our subsidiaries.

14.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available for participant contributions to all employees (age 21 and over) who are credited with 90 days of service and for employer matching as described below at one year of service (12 consecutive month period with at least 1,000 hours).  The company match will continue to begin with one year of credited service.  Participants in the plan have the option to contribute from 1% to 20% of their annual compensation.  CTBI matches 50% of participant contributions up to 8% of gross pay.  CTBI may, at our discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.4 million, $1.2 million, and $1.2 million for the three years ended December 31, 2024, 2023, and 2022, respectively.  The 401(k) Plan owned 304,554, 367,106, and 348,859 shares of CTBI’s common stock at December 31, 2024, 2023, and 2022, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $2.0 million, $1.8 million, and $1.7 million for the three years ended December 31, 2024, 2023, and 2022, respectively.  The ESOP owned 760,396, 772,351, and 734,677 shares of CTBI’s common stock at December 31, 2024, 2023, and 2022, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

Stock-Based Compensation:

As of December 31, 2024, CTBI maintained one active and one inactive incentive stock ownership plan covering key employees. The 2025 Employee Stock Ownership Incentive Plan (“2025 Plan”) was approved by the Board of Directors and the Shareholders in 2024 and became active on February 1, 2025.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2015 plan was rendered inactive as of February 1, 2025.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015, and all outstanding options had been exercised under the 2006 Plan as of December 31, 2024.   The 2025 Plan was not active as of December 31, 2024.  The 2015 Plan had 550,000 shares authorized, 335,583 of which were available at December 31, 2024.  Shares issuable pursuant to awards which were granted under the 2015 Plan on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the 2015 Plan.  The shares of common stock reserved for issuance under the 2015 Plan in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the 2015 Plan may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2025 Plan. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2024:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	0	0	336	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			336

(a)
Under the 2025 Plan, which became effective February 1, 2025,550,000 shares are authorized for issuance; no shares have been issued as of December 31, 2024.  The maximum number of stock options that may be granted to a participant during any calendar year is 100,000 shares.  Under the 2015 Plan, 550,000 shares were authorized for issuance; 221,949 had been issued as of December 31, 2024.  In January of 2016, 18,069 restricted stock shares were issued under the terms of the 2015 Plan pursuant to awards granted under the 2006 Plan.  The 2015 Plan was rendered inactive on February 1, 2025.

(b)	Not applicable.

(c)	The maximum number of shares of restricted stock that may be granted is 550,000 shares, and the maximum that may be granted to a participant during any calendar year is 75,000 shares.

(d)
No performance units payable in stock had been issued as of December 31, 2024.  The maximum payment that can be made pursuant to performance units granted to any one participant in any calendar year is $1,000,000.

(e)	No SARS have been issued. The maximum number of shares with respect to which SARs may be granted to a participant during any calendar year is 100,000 shares.

The 2025 Plan became effective on February 1, 2025; therefore, no activity is reportable as of December 31, 2024.

           The following table details the shares available for future issuance under the 2015 Plan at December 31, 2024.

Plan Category	Shares Available for Future Issuance
Shares available at January 1, 2024	348,146
Stock option grants	0
Restricted stock grants	(15,000)
Forfeitures	2,437
Shares available for future issuance at December 31, 2024	335,583

There were no stock options granted in 2024, 2023, or 2022.

The 2015 Plan:

There was no stock option activity for the 2015 Plan for the years ended December 31, 2024, 2023, and 2022.

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2024, 2023, and 2022:

December 31	2024		2023		2022
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	96,840	$43.75	68,137	$44.13	47,063	$42.90
Granted	15,000	41.29	52,865	43.10	50,438	45.15
Vested	(22,831)	43.37	(23,372)	43.32	(29,364)	43.92
Forfeited	(2,437)	42.87	(790)	44.87	0	-
Outstanding at end of year	86,572	$43.45	96,840	$43.75	68,137	$44.13

The 2006 Plan:

CTBI’s stock option activity for the 2006 Plan for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

December 31	2024		2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$32.27	20,000	$32.27	20,000	$32.27
Exercised	20,000	32.27	0	0	0	0
Outstanding at end of year	0	$0.00	20,000	$32.27	20,000	$32.27

Exercisable at end of year	0	$0.00	20,000	$32.27	20,000	$32.27

There were no outstanding options at December 31, 2024. There were no options granted from the 2006 Plan during the years 2024, 2023, and 2022.

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Options exercised	$335	$0	$0
Options exercisable	0	232	273
Outstanding options	0	232	273

There was no restricted stock activity for the 2006 Plan for the years ended December 31, 2024, 2023, and 2022.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2024, 2023, and 2022 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2024, 2023, and 2022.

(in thousands)	2024	2023	2022
Unrecognized compensation cost of nonvested share-based compensation arrangements granted under the plan at year-end	$2,277	$2,954	$2,108
Total fair value of shares vested for the year	954	974	1,306
Cash received from option exercises under all share-based payment arrangements for the year	645	0	0
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	84	0	0

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2024 is expected to be recognized over a weighted-average period of 2.4 years.

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

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease cost:
Amortization of right-of-use assets – finance leases	$124	$166
Interest on lease liabilities – finance leases	158	118
Total finance lease cost	282	284

Short-term lease cost	98	92

Operating lease cost	1,880	1,888

Total lease cost	2,260	2,264

Sublease income	(282)	(273)

Net lease cost	$1,978	$1,991

Supplemental cash flow information related to CTBI’s operating and finance leases for the years ended December 31, 2024 and 2023 was as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease – operating cash flows	$130	$128
Finance lease – financing cash flows	$0	$33
Operating lease – operating cash flows (fixed payments)	$1,893	$1,889
Operating lease – operating cash flows (liability reduction)	$1,495	$1,455
New right-of-use assets – operating leases	$0	$358
New right-of-use assets – finance leases	$0	$0

Weighted average lease term – financing leases	25.16 years	26.12 years
Weighted average lease term – operating leases	13.13 years	13.20 years
Weighted average discount rate – financing leases	4.91%	4.90%
Weighted average discount rate – operating leases	3.57%	3.56%

Maturities of lease liabilities as of December 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$1,790	$157
2026	1,782	167
2027	1,672	174
2028	1,314	179
2029	826	183
Thereafter	7,535	5,887
Total lease payments	14,919	6,747
Less imputed interest	(3,168)	(3,308)
Total	$11,751	$3,439

Maturities of lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$1,877	$154
2025	1,782	159
2026	1,774	170
2027	1,656	174
2028	1,257	179
Thereafter	8,137	6,070
Total lease payments	16,483	6,906
Less imputed interest	(3,525)	(3,471)
Total	$12,958	$3,435

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$341,495	$328,569	$12,926	$0
State and political subdivisions	253,557	0	253,557	0
U.S. government sponsored agency mortgage-backed securities	409,709	0	409,709	0
Asset-backed securities	50,967	0	50,967	0
Equity securities at fair value	3,781	0	0	3,781
Mortgage servicing rights	7,357	0	0	7,357

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$354,817	$336,285	$18,532	$0
State and political subdivisions	264,945	0	264,945	0
U.S. government sponsored agency mortgage-backed securities	456,736	0	456,736	0
Asset-backed securities	87,226	0	87,226	0
Equity securities at fair value	3,158	0	0	3,158
Mortgage servicing rights	7,665	0	0	7,665

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2024 and December 31, 2023.  There have been no significant changes in the valuation techniques during the year ended December 31, 2024.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Equity Securities at Fair Value

As of December 31, 2024 and December 31, 2023, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by an independent third party utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded the third party assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the tables below for inputs and valuation techniques used for Level 3 equity securities.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	2024		2023
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,158	$7,665	$2,166	$8,468
Total unrealized gains (losses)
Included in net income	623	312	992	(188)
Issues	0	123	0	162
Settlements	0	(743)	0	(777)
Ending balance	$3,781	$7,357	$3,158	$7,665

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$623	$312	$992	$(188)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2024	2023
Total gains	$192	$27

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,310	$0	$0	$8,310
Other real estate owned	731	0	0	731

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,397	$0	$0	$8,397
Other real estate owned	205	0	0	205

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty in accordance with ASC 326-20-35-5.  Fair value adjustments on collateral-dependent loans disclosed above were $0.1 million and $0.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Other Real Estate Owned

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, OREO is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments on OREO disclosed above were $0.1 million for each of the years ended December 31, 2024 and December 31, 2023.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2024 and December 31, 2023.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,781	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 – Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,357	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 21.2% (6.6%)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	9.5% - 12.3% (10.1%)

Collateral-dependent loans	$8,310	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$731	Market comparable properties	Comparability adjustments	10.0% - 58.53% (42.2%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,158	Discount cash flows, computer pricing model	Discount rate	15.0% - 25.0% (20.0%)
			Conversion date	Dec 2028 - Dec 2032 (Dec 2030)

Mortgage servicing rights	$7,665	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 77.6% (7.5%)
			Probability of default	0.0% - 66.7% (1.0%)
			Discount rate	9.5% - 12.0% (10.0%)

Collateral-dependent loans	$8,397	Market comparable properties	Marketability discount	10.9% - 19.6% (12.2%)

Other real estate owned	$205	Market comparable properties	Comparability adjustments	10.0% - 23.9% (17.5%)

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5653 and the most recent dividend rate of 0.9235 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.

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

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2024 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2024 were measured using an exit price notion.

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$369,505	$369,505	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,055,728	328,569	727,159	0
Equity securities at fair value	3,781	0	0	3,781
Loans held for sale	184	188	0	0
Loans, net	4,431,669	0	0	4,166,636
Federal Home Loan Bank stock	5,062	0	5,062	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	24,758	0	24,758	0

Financial liabilities:
Deposits	$5,070,189	$1,242,676	$3,598,253	$0
Repurchase agreements	240,166	0	0	240,213
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	314	0	322	0
Long-term debt	64,016	0	0	52,394
Accrued interest payable	8,378	0	8,378	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

At December 31, 2024 and 2023, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2024	2023
Standby letters of credit	$38,796	$38,861
Commitments to extend credit	902,437	997,158
Total off-balance sheet financial instruments	$941,233	$1,036,019

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2024, we maintained a credit loss reserve recorded in other liabilities of approximately $0.2 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the ACL.  Approximately 72% of the total standby letters of credit are secured, with $22.5 million of the total $27.8 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2024, a credit loss reserve recorded in other liabilities of $1.5 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2024 of $122.0 million had interest rates ranging predominantly from 4.0% to 8.25% and terms of predominantly two years or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made at December 31, 2024.

Included in our commitments to extend credit are mortgage loans in the process of origination which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of our mortgage banking activities.  CTBI commits to sell the loans at specified prices in a future period, typically within 60 days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale, since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  There were no mortgage loans in the process of origination at December 31, 2024. We had mortgage loans in the process of origination totaling $0.4 million at December 31, 2023. Mortgage loans held for sale were $0.2 million for each of the years ended December 31, 2024 and 2023.

18.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee. CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the ACL are not exceeded.  On December 31, 2024, and December 31, 2023, our concentrations of hospitality industry credits were 64% and 62% of Tier 1 Capital plus the ACL, respectively.  Lessors of residential buildings and dwellings were 51% and 46% for each period end, respectively, and lessors of non-residential buildings credits were 32% and 35% for each period end, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

19.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2024 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

20.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2025, approximately $102.6 million plus any 2025 net profits can be paid by CTB without prior regulatory approval.

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

CTBI and CTB must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. Management elected to use the CBLR framework for CTBI and CTB. CTBI’s and CTB’s CBLR ratios as of December 31, 2024 and 2023 are disclosed below.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
CBLR	$847,280	13.76%	$554,207	9.00%

As of December 31, 2023:
CBLR	$797,672	13.69%	$524,234	9.00%

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
CBLR	$813,737	13.29%	$551,141	9.00%

As of December 31, 2023:
CBLR	$766,180	13.22%	$521,612	9.00%

21.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2024	2023
Assets:
Cash on deposit	$2,797	$3,183
Investment in and advances to subsidiaries	814,196	759,048
Goodwill	4,973	4,973
Premises and equipment, net	307	237
Deferred tax asset	450	434
Other assets	128	49
Total assets	$822,851	$767,924

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	3,926	4,375
Total liabilities	65,267	65,716

Shareholders’ equity	757,584	702,208

Total liabilities and shareholders’ equity	$822,851	$767,924

Condensed Statements of Income and Comprehensive Income (Loss)

(in thousands) Year Ended December 31	2024	2023	2022
Income:
Dividends from subsidiaries	$36,405	$29,931	$31,544
Other income	1,173	1,400	710
Total income	37,578	31,331	32,254

Expenses:
Interest expense	4,410	4,287	2,060
Depreciation expense	201	125	75
Other expenses	4,706	4,718	4,833
Total expenses	9,317	9,130	6,968

Income before income taxes and equity in undistributed income of subsidiaries	28,261	22,201	25,286
Income tax benefit	(2,394)	(2,012)	(1,808)
Income before equity in undistributed income of subsidiaries	30,655	24,213	27,094
Equity in undistributed income of subsidiaries	52,158	53,791	54,720

Net income	$82,813	$78,004	$81,814

Other comprehensive income (loss):
Unrealized holding gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,607	36,863	(168,060)
Less: Reclassification adjustments for realized gains (losses) included in net income	8	4	(81)
Tax expense (benefit)	1,647	11,028	(43,675)
Other comprehensive income (loss), net of tax	4,952	25,831	(124,304)
Comprehensive income (loss)	$87,765	$103,835	$(42,490)

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2024	2023	2022
Cash flows from operating activities:
Net income	$82,813	$78,004	$81,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	125	76
Equity in undistributed earnings of subsidiaries	(52,158)	(53,791)	(54,720)
Deferred taxes	(16)	(174)	630
Stock-based compensation	1,354	1,576	1,366
Gains on sale of assets, net	0	(48)	0
Changes in:
Other assets	(79)	4,758	611
Other liabilities	(593)	1,039	(1,115)
Net cash provided by operating activities	31,522	31,489	28,662

Cash flows from investing activities:
Net purchases of premises and equipment	(271)	(229)	(95)
Proceeds from sale and retirement of premises and equipment	0	48	0
Net cash used in investing activities	(271)	(181)	(95)

Cash flows from financing activities:
Issuance of common stock	1,770	1,129	1,041
Dividends paid	(33,407)	(32,187)	(29,938)
Net cash used in financing activities	(31,637)	(31,058)	(28,897)

Net increase (decrease) in cash and cash equivalents	(386)	250	(330)
Cash and cash equivalents at beginning of year	3,183	2,933	3,263
Cash and cash equivalents at end of year	$2,797	$3,183	$2,933

22.  Segment Reporting

CTBI is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including CTB and Community Trust and Investment Company.  As a community-oriented financial institution, the majority of CTBI’s operations consist of commercial and personal banking services.  Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  CTBI’s chief operating decision maker is comprised of the executive leadership team.  For CTBI, the executive leadership team uses gross profit to allocate resources in the annual budget and forecasting process.  The chief operating decision maker considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.  For CTBI, the executive leadership team uses net interest income and noninterest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating product offerings and pricing.  The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the years ended December 31, 2024, 2023, and 2022, and measure of a segment’s assets as of December 31, 2024 and 2023.  CTBI does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.  Accounting policies for the segment are the same as described in note 1 above.  All operations of CTBI are domestic.  The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals.

(in thousands) Year Ended December 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$274,619	$0	$0	$274,619
Interest and dividends on securities:
Taxable	24,953	0	0	24,953
Tax exempt	2,553	0	0	2,553
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	783	0	0	783
Interest on Federal Reserve Bank deposits	10,101	0	0	10,101
Other, including interest on federal funds sold	301	133	0	434
Total interest income	313,310	133	0	313,443

Interest expense:
Interest on deposits	112,516	0	0	112,516
Interest on repurchase agreements and federal funds purchased	10,393	0	0	10,393
Interest on advances from Federal Home Loan Bank	16	0	0	16
Interest on long-term debt	365	4,410	(252)	4,523
Total interest expense	123,290	4,410	(252)	127,448

Net interest income	190,020	(4,277)	252	185,995
Provision for credit losses	10,951	0	0	10,951
Net interest income after provision for credit losses	179,069	(4,277)	252	175,044

Noninterest income:
Deposit related fees	29,824	0	0	29,824
Gains on sales of loans, net	294	0	0	294
Trust and wealth management income	14,921	0	0	14,921
Loan related fees	4,957	0	0	4,957
Bank owned life insurance	5,236	0	0	5,236
Brokerage revenue	2,272	0	0	2,272
Securities gains (losses)	631	0	0	631
Dividend and undistributed income from subsidiaries	0	88,430	(88,430)	0
Other noninterest income	5,540	1,173	(2,283)	4,430
Total noninterest income	63,675	89,603	(90,713)	62,565

Noninterest expense:
Officer salaries and employee benefits	15,107	2,039	(830)	16,316
Other salaries and employee benefits	63,111	873	(873)	63,111
Occupancy, net	9,440	2	0	9,442
Equipment	2,746	201	(185)	2,762
Data processing	11,152	20	0	11,172
Bank franchise tax	1,685	0	0	1,685
Legal fees	906	184	0	1,090
Professional fees	2,581	441	(239)	2,783
Advertising and marketing	3,078	52	0	3,130
FDIC insurance	2,586	0	0	2,586
Other real estate owned provision and expense	152	0	0	152
Repossession expense	1,089	0	0	1,089
Other noninterest expense	14,666	1,095	(156)	15,605
Total noninterest expense	128,299	4,907	(2,283)	130,923

Income before income taxes	114,445	80,419	(88,178)	106,686
Income taxes	26,267	(2,394)	0	23,873
Net income	$88,178	$82,813	$(88,178)	$82,813

(in thousands) Year Ended December 31, 2023	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$230,844	$0	$0	$230,844
Interest and dividends on securities:
Taxable	27,263	0	0	27,263
Tax exempt	2,678	0	0	2,678
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	759	0	0	759
Interest on Federal Reserve Bank deposits	6,831	0	0	6,831
Other, including interest on federal funds sold	146	129	0	275
Total interest income	268,521	129	0	268,650

Interest expense:
Interest on deposits	81,167	0	0	81,167
Interest on repurchase agreements and federal funds purchased	8,994	0	0	8,994
Interest on advances from Federal Home Loan Bank	1,004	0	0	1,004
Interest on long-term debt	333	4,286	(244)	4,375
Total interest expense	91,498	4,286	(244)	95,540

Net interest income	177,023	(4,157)	244	173,110
Provision for credit losses	6,811	0	0	6,811
Net interest income after provision for credit losses	170,212	(4,157)	244	166,299

Noninterest income:
Deposit related fees	29,935	0	0	29,935
Gains on sales of loans, net	395	0	0	395
Trust and wealth management income	13,025	0	0	13,025
Loan related fees	3,792	0	0	3,792
Bank owned life insurance	3,517	0	0	3,517
Brokerage revenue	1,473	0	0	1,473
Securities gains (losses)	996	0	0	996
Dividend and undistributed income from subsidiaries	0	83,593	(83,593)	0
Other noninterest income	5,551	1,400	(2,425)	4,526
Total noninterest income	58,684	84,993	(86,018)	57,659

Noninterest expense:
Officer salaries and employee benefits	13,766	2,511	(1,071)	15,206
Other salaries and employee benefits	58,505	826	(826)	58,505
Occupancy, net	8,900	0	0	8,900
Equipment	2,943	125	(125)	2,943
Data processing	9,711	15	0	9,726
Bank franchise tax	1,649	0	0	1,649
Legal fees	1,008	123	0	1,131
Professional fees	2,083	383	(247)	2,219
Advertising and marketing	3,191	23	0	3,214
FDIC insurance	2,483	0	0	2,483
Other real estate owned provision and expense	350	0	0	350
Repossession expense	531	0	0	531
Other noninterest expense	17,852	838	(157)	18,533
Total noninterest expense	122,972	4,844	(2,426)	125,390

Income before income taxes	105,924	75,992	(83,348)	98,568
Income taxes	22,576	(2,012)	0	20,564
Net income	$83,348	$78,004	$(83,348)	$78,004

(in thousands) Year Ended December 31, 2022	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$169,885	$0	$0	$169,885
Interest and dividends on securities:
Taxable	21,695	0	0	21,695
Tax exempt	2,998	0	0	2,998
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	603	0	0	603
Interest on Federal Reserve Bank deposits	2,439	0	0	2,439
Other, including interest on federal funds sold	60	62	0	122
Total interest income	197,680	62	0	197,742

Interest expense:
Interest on deposits	24,068	0	0	24,068
Interest on repurchase agreements and federal funds purchased	2,540	0	0	2,540
Interest on advances from Federal Home Loan Bank	20	0	0	20
Interest on long-term debt	70	2,060	(118)	2,012
Total interest expense	26,698	2,060	(118)	28,640

Net interest income	170,982	(1,998)	118	169,102
Provision for credit losses	4,905	0	0	4,905
Net interest income after provision for credit losses	166,077	(1,998)	118	164,197

Noninterest income:
Deposit related fees	29,049	0	0	29,049
Gains on sales of loans, net	1,525	0	0	1,525
Trust and wealth management income	12,394	0	0	12,394
Loan related fees	6,185	0	0	6,185
Bank owned life insurance	2,708	0	0	2,708
Brokerage revenue	1,846	0	0	1,846
Securities gains (losses)	(168)	0	0	(168)
Dividend and undistributed income from subsidiaries	0	86,202	(86,202)	0
Other noninterest income	5,430	710	(1,763)	4,377
Total noninterest income	58,969	86,912	(87,965)	57,916

Noninterest expense:
Officer salaries and employee benefits	13,877	2,570	(525)	15,922
Other salaries and employee benefits	56,568	801	(801)	56,568
Occupancy, net	8,380	0	0	8,380
Equipment	2,703	75	(75)	2,703
Data processing	8,889	24	(3)	8,910
Bank franchise tax	1,528	0	0	1,528
Legal fees	1,044	115	0	1,159
Professional fees	2,125	402	(252)	2,275
Advertising and marketing	2,982	23	0	3,005
FDIC insurance	1,447	0	0	1,447
Other real estate owned provision and expense	456	0	0	456
Repossession expense	546	0	0	546
Other noninterest expense	17,381	898	(107)	18,172
Total noninterest expense	117,926	4,908	(1,763)	121,071

Income before income taxes	107,120	80,006	(86,084)	101,042
Income taxes	21,036	(1,808)	0	19,228
Net income	$86,084	$81,814	$(86,084)	$81,814

The following tables present other segment disclosures:

(thousands) Year Ended December 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation	$3,622	$201	$0	$3,823
Amortization of operating lease right-of-use assets	1,180	0	0	1,180
Significant non-cash items:
Provision for credit losses	10,951	0	0	10,951
Change in cash surrender value of bank owned life insurance	3,995	0	0	3,995
Expenditures for long-lived assets	7,807	271	0	8,078

(thousands) Year Ended December 31, 2023	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation	$3,666	$125	$0	$3,791
Amortization of operating lease right-of-use assets	1,560	0	0	1,560
Significant non-cash items:
Provision for credit losses	6,811	0	0	6,811
Change in cash surrender value of bank owned life insurance	2,361	0	0	2,361
Expenditures for long-lived assets	6,093	229	0	6,322

(thousands) Year Ended December 31, 2022	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation	$3,305	$76	$0	$3,381
Amortization of operating lease right-of-use assets	1,838	0	0	1,838
Significant non-cash items:
Provision for credit losses	4,905	0	0	4,905
Change in cash surrender value of bank owned life insurance	1,650	0	0	1,650
Expenditures for long-lived assets	6,123	95	0	6,218

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets:

(in thousands)	December 31 2024	December 31 2023
Assets
Community banking services assets	$6,186,518	$5,765,286
Holding company assets	822,851	767,923
Elimination of subsidiary and parent cash and intercompany receivables	(3,780)	(6,317)
Elimination of investment in subsidiaries	(812,345)	(757,196)
Consolidated total assets	$6,193,245	$5,769,696

23.  Revenue Recognition

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

For more information related to our components of noninterest income, see the consolidated statements of income and comprehensive income above.

24.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands except per share data) Year Ended December 31	2024	2023	2022
Numerator:
Net income	$82,813	$78,004	$81,814

Denominator:
Basic earnings per share:
Weighted average shares	17,950	17,887	17,836
Diluted earnings per share:
Dilutive effect of equity grants	27	13	15
Adjusted weighted average shares	17,977	17,900	17,851

Earnings per share:
Basic earnings per share	$4.61	$4.36	$4.59
Diluted earnings per share	4.61	4.36	4.58

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2024, 2023, and 2022.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.
25.  Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on AFS securities

Amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) and the affected line items in the statements of income during the years ended December 31, 2024, 2023, and 2022 were:

	Amounts Reclassified from AOCI
(in thousands) Year Ended December 31	2024	2023	2022
Affected line item in the statements of income
Securities gains (losses)	$8	$4	$(81)
Tax expense (benefit)	2	1	(21)
Total reclassifications out of AOCI	$6	$3	$(60)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Trust Bancorp, Inc. (Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses
The Company’s loan portfolio totaled $4.5 billion as of December 31, 2024 and the associated allowance for credit losses (ACL) was $55 million. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company estimates the ACL at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Expected credit losses are measured on a collective (pool) basis using a discounted cash flow method when the financial assets share similar risk characteristics. Loans that do not share similar risk characteristics are evaluated on an individual basis. Historical loss rates reflecting estimated life of loan losses are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation. The Company uses discounted cash flow loss rate methodologies for all loan segments. The expected cash flows are modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors. Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive the Company’s total ACL, including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, and underwriting exceptions.

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

Our audit procedures related to the estimated ACL included the following procedures, among others.

•	Obtained an understanding of the Company’s process for establishing the ACL, including the qualitative and forecast factor adjustments of the ACL
•	Evaluated the design and tested the operating effectiveness of internal controls relating to management’s determination of the ACL, including controls over:
o	Management’s process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ACL
o	Management’s review of reliability and accuracy of data used to calculate and estimate the qualitative factor components of the ACL, including accuracy of the calculation
•	Evaluated the reasonableness of management’s application of qualitative factor adjustments to historical loss rates in the ACL, including:
o	Evaluated completeness and accuracy of the information utilized as a basis for the qualitative factors to third party or internal sources
o	Evaluated the relevance of inputs in the calculation utilized as a basis for the qualitative factors
o	Inspected overall trends in credit quality by comparing the Company’s year-over-year changes in qualitative factors and the ACL
•	Evaluated the mathematical accuracy of formulas used in setting qualitative factors and application of the factors to loan segments

We have served as the Company’s auditor since 2006.

 /s/ Forvis Mazars, LLP
Louisville, Kentucky
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Internal Control over Financial Reporting
We have audited Community Trust Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework 2013 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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
/s/ Forvis Mazars, LLP

Louisville, Kentucky
February 28, 2025

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2024, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2024 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2024.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2024.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2024 has been audited by Forvis Mazars, LLP (formerly FORVIS, LLP), an independent registered public accounting firm that audited CTBI’s consolidated financial statements included in this annual report.

February 28, 2025	/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer

Item 9B.	Other Information

(a)	Information required to be disclosed in a report on Form 8-K	None

(b)	Insider trading arrangements

During the quarter ended December 31, 2024, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or our subsidiaries.  At December 31, 2024, we maintained one active and one inactive incentive stock option plan covering key employees.  The 2025 Employee Stock Ownership Incentive Plan (“2025 Plan”) was approved by the Board of Directors and the Shareholders in 2024 and became active on February 1, 2025.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2015 plan was rendered inactive as of February 1, 2025.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015, and all outstanding options had been exercised under the 2006 Plan as of December 31, 2024.   The 2025 Plan was not active as of December 31, 2024.  The 2015 Plan had 550,000 shares authorized, 335,583 of which were available at December 31, 2024.  Shares issuable pursuant to awards which were granted under the 2015 Plan on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the 2015 Plan.  The shares of common stock reserved for issuance under the 2015 Plan in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the 2015 Plan may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2025 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders:	0	--	336
Stock options
Equity compensation plans not approved by shareholders	0	--	0

Total			336

Additional information regarding CTBI’s stock option plans can be found in notes 1 and 14 to the consolidated financial statements contained herein.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, Louisville, Kentucky, PCAOB ID 686)

2.	Financial Statement Schedules

All required financial statement schedules for CTBI have been included in this Form 10-K in the consolidated financial statements or the related footnotes.

3.	Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to Exhibit 3.1 of current report on Form 8-K filed January 30, 2008}

4.1
Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 {incorporated by reference to Exhibit 4.1 of Form 10-K for the fiscal year ended December 31, 2021 under SEC file no. 000-111-29}

10.1*
Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.2*
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended December 31, 2006 under SEC file no. 000-111-29}

10.3*
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended December 31, 2001 under SEC file no. 000-111-29}

10.4*
Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14A filed March 20, 2015 under SEC file no. 001-31220}

10.5*	Restricted Stock Agreement {incorporated by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 31, 2011 under SEC file no. 000-111-29}

10.6*	Community Trust Bancorp, Inc. 2025 Stock Ownership Incentive Plan {incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14A filed March 18, 2024}

10.7*	Senior Management Incentive Compensation Plan (2025) {incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed January 29, 2025}

10.8*	Employee Incentive Compensation Plan (2025) {incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed January 29, 2025}

10.9*	Community Trust Bancorp, Inc. 2023 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.24 of current report on Form 8-K filed January 26, 2023}

10.10*	Community Trust Bancorp, Inc. 2024 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.21 of current report on Form 8-K filed January 25, 2024}

10.11*	Community Trust Bancorp, Inc. 2025 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed January 29, 2025}

19.1+	Community Trust Bancorp, Inc. and Community Trust Bank, Inc. Insider Trading Policy

21+	Subsidiaries of the Registrant

23.1+	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Mark A. Gooch, Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1++	Certification of Mark A. Gooch, Chairman, President, and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*
Community Trust Bancorp, Inc. Policy for the Recovery of Erroneously Awarded Compensation {incorporated by reference to Exhibit 97 of Form 10-K for the fiscal year ended December 31, 2023 under SEC file no. 001-31220}

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

+ Filed with this report.

++ Furnished with this report.

(b)	Exhibits

The response to this portion of Item 15 is submitted in (a) 3. above.

(c)	Financial Statement Schedules

None

Item 16.	Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

February 28, 2025	By:	/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2025	/s/ Mark A. Gooch	Chairman, President, and Chief Executive Officer
Mark A. Gooch

February 28, 2025	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 28, 2025	/s/ Franklin H. Farris, Jr.	Director
Franklin H. Farris, Jr.

February 28, 2025	/s/ Eugenia “Crit” Luallen	Director
Eugenia “Crit” Luallen

February 28, 2025	/s/ Ina Michelle Matthews	Director
Ina Michelle Matthews

February 28, 2025	/s/ James E. McGhee, II	Director
James E. McGhee II

February 28, 2025	/s/ Franky Minnifield	Director
Franky Minnifield

February 28, 2025	/s/ Jefferson F. Sandlin	Director
Jefferson F. Sandlin

February 28, 2025	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

February 28, 2025	/s/ Chad C. Street	Director
Chad C. Street

February 28, 2025	/s/ Lillian (Kay) Webb	Director
Lillian (Kay) Webb