Form 10-Q
period 2025-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2025-05-09
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Yes ✔	No

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ✔	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ✔	Accelerated Filer ☐	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ✔

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 18,110,933 shares outstanding at April 30, 2025

CAUTIONARY STATEMENT
REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of epidemics, pandemics, or other infectious disease outbreaks; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the resolution of legal  proceedings and related matters; and such other factors as discussed throughout this quarterly report on Form 10-Q, CTBI’s annual report on Form 10-K for the year ended December 31, 2024, and other documents subsequently filed by CTBI with the Securities and Exchange Commission.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2024 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) March 31 2025	December 31 2024
Assets:
Cash and due from banks	$68,532	$73,021
Interest bearing deposits	272,133	296,484
Cash and cash equivalents	340,665	369,505

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,123,078 and $1,186,649, respectively)	1,008,552	1,055,728
Equity securities at fair value	4,261	3,781
Loans held for sale	0	184

Loans	4,636,536	4,486,637
Allowance for credit losses	(56,961)	(54,968)
Net loans	4,579,575	4,431,669

Premises and equipment, net	50,753	49,630
Operating right-of-use assets	12,694	11,414
Finance right-of-use assets	2,942	2,971
Federal Home Loan Bank stock	4,886	5,062
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	115,319	101,509
Mortgage servicing rights	7,093	7,357
Other real estate owned	4,795	3,647
Deferred tax asset	24,541	29,065
Accrued interest receivable	24,032	24,758
Other assets	25,788	26,343
Total assets	$6,276,518	$6,193,245

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,235,544	$1,242,676
Interest bearing	3,875,761	3,827,513
Total deposits	5,111,305	5,070,189

Repurchase agreements	246,556	240,166
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	309	314
Long-term debt	63,958	64,016
Operating lease liability	13,021	11,751
Finance lease liability	3,440	3,439
Accrued interest payable	10,899	8,378
Other liabilities	42,358	36,908
Total liabilities	5,492,346	5,435,661

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2025 – 18,101,765; 2024 – 18,057,923	90,510	90,290
Capital surplus	234,355	233,802
Retained earnings	545,372	531,861
Accumulated other comprehensive loss, net of tax	(86,065)	(98,369)
Total shareholders’ equity	784,172	757,584

Total liabilities and shareholders’ equity	$6,276,518	$6,193,245

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended
	March 31
(in thousands except per share data)	2025	2024
Interest income:
Interest and fees on loans, including loans held for sale	$72,736	$64,716
Interest and dividends on securities
Taxable	5,775	6,730
Tax exempt	617	659
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	188	209
Interest on Federal Reserve Bank deposits	2,648	2,591
Other, including interest on federal funds sold	90	97
Total interest income	82,054	75,002

Interest expense:
Interest on deposits	27,458	27,676
Interest on repurchase agreements and federal funds purchased	2,318	2,575
Interest on long-term debt	1,011	1,160
Total interest expense	30,787	31,411

Net interest income	51,267	43,591
Provision for credit losses	3,568	2,656
Net interest income after provision for credit losses	47,699	40,935

Noninterest income:
Deposit related fees	6,822	7,011
Gains on sales of loans, net	47	45
Trust and wealth management income	3,981	3,517
Loan related fees	965	1,352
Bank owned life insurance	1,035	1,292
Brokerage revenue	494	490
Securities gains	480	371
Other noninterest income	1,073	1,056
Total noninterest income	14,897	15,134

Noninterest expense:
Officer salaries and employee benefits	4,397	4,241
Other salaries and employee benefits	15,721	15,881
Occupancy, net	2,751	2,378
Equipment	689	650
Data processing	2,859	2,518
Taxes other than property and payroll	529	442
Legal fees	560	218
Professional fees	665	614
Advertising and marketing	673	577
FDIC insurance	689	642
Other real estate owned provision and expense	61	40
Repossession expense	193	226
Other noninterest expense	4,421	3,793
Total noninterest expense	34,208	32,220

Income before income taxes	28,388	23,849
Income taxes	6,416	5,170
Net income	21,972	18,679

Other comprehensive gain (loss):
Unrealized holding gains (losses) on debt securities available-for-sale arising during the period	16,395	(4,725)
Tax expense (benefit)	4,091	(1,179)
Other comprehensive gain (loss), net of tax	12,304	(3,546)
Comprehensive income	$34,276	$15,133

Basic earnings per share	$1.22	$1.04
Diluted earnings per share	$1.22	$1.04

Weighted average shares outstanding-basic	17,995	17,926
Weighted average shares outstanding-diluted	18,022	17,943

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				21,972		21,972
Other comprehensive income (loss)					12,304	12,304
Cash dividends declared ($0.47 per share)				(8,461)		(8,461)
Issuance of common stock	30,802	154	122			276
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(25,498)	(127)	127			0
Stock-based compensation			497			497
Balance, March 31, 2025	18,101,765	$90,510	$234,355	$545,372	$(86,065)	$784,172

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				18,679		18,679
Other comprehensive income (loss)					(3,546)	(3,546)
Cash dividends declared ($0.46 per share)				(8,249)		(8,249)
Issuance of common stock	29,026	145	146			291
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,408)	(112)	112			0
Forfeiture of restricted stock	(2,109)	(11)	11			0
Stock-based compensation			302			302
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, March 31, 2024	18,019,349	$90,096	$231,626	$492,869	$(106,867)	$707,724

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$21,972	$18,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	957	926
Amortization of operating lease right-of-use assets	439	174
Deferred tax expense	433	246
Stock-based compensation	544	343
Provision for credit losses	3,568	2,656
Write-downs of other real estate owned and other repossessed assets	0	42
Gains on sale of mortgage loans held for sale	(47)	(45)
Fair value adjustments in equity securities	(480)	(371)
(Gains) losses on sale of assets, net	22	(40)
Proceeds from sale of mortgage loans held for sale	1,829	1,739
Funding of mortgage loans held for sale	(1,618)	(1,619)
Amortization of securities premiums and discounts, net	584	595
Change in cash surrender value of bank owned life insurance	(701)	(983)
Payment of operating lease liabilities	(449)	(189)
Interest expense on finance lease liabilities	40	40
Mortgage servicing rights:
Fair value adjustments	284	(108)
Changes in:
Accrued interest receivable	726	43
Other assets	555	(2,131)
Accrued interest payable	2,521	1,976
Other liabilities	5,403	4,211
Net cash provided by operating activities	36,582	26,184

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(52,786)	(8,448)
Proceeds from sales of AFS securities	0	1,084
Proceeds from prepayments, calls, and maturities of AFS securities	115,773	54,263
Change in loans, net	(152,720)	(111,772)
Purchase of premises and equipment	(2,077)	(2,181)
Proceeds from sale of stock by Federal Home Loan Bank	0	272
Redemption of Federal Home Loan Bank stock	176	0
Proceeds from sale of other real estate owned and repossessed assets	101	236
Additional investment in other real estate owned and repossessed assets	0	(13)
Additional investment in bank owned life insurance	(13,548)	0
Liquidation of cash surrender value of bank owned life insurance	440	870
Proceeds from settlement of bank owned life insurance	0	396
Net cash used in investing activities	(104,641)	(65,293)

Cash flows from financing activities:
Change in deposits, net	41,116	59,648
Change in repurchase agreements and federal funds purchased, net	6,390	9,426
Payments on advances from Federal Home Loan Bank	(5)	(5)
Payment of finance lease liabilities	(39)	(38)
Repayment of long-term debt/other borrowings	(58)	(56)
Issuance of common stock	276	291
Dividends paid	(8,461)	(8,259)
Net cash provided by financing activities	39,219	61,007
Net increase (decrease) in cash and cash equivalents	(28,840)	21,898
Cash and cash equivalents at beginning of period	369,505	271,400
Cash and cash equivalents at end of period	$340,665	$293,298

Supplemental disclosures:
Income taxes paid	$0	$160
Interest paid	28,266	29,435
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	0	157
Common stock dividends accrued, paid in subsequent quarter	277	281
Real estate acquired in settlement of loans	1,246	31
Right-of-use assets obtained in exchange for new operating lease liabilities	1,719	0

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary, to present a fair statement of the results for the interim periods presented.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements.  The results of operations, other comprehensive income (loss), the changes in shareholders’ equity, and the cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of CTBI for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2024, included in our annual report on Form 10-K.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company. All significant intercompany transactions have been eliminated in consolidation.

New Accounting Standards –

➢ FASB Issues Standard that Enhances Income Tax Disclosures – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction.  This ASU became effective on January 1, 2025.  This ASU affects annual financial statement disclosure only (which is not required until year end 2025) and, as a result, does not affect our results of operations or financial condition.

➢ FASB Issues Improvement to Income Statement Expense Disclosures – In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve the disclosures about a public business entity’s expenses and address investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions.  ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027.  Early adoption is permitted.  The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements.  ASU 2024-03 is not expected to have a material impact on CTBI’s financial statements.

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

We have identified the following significant accounting policies:

       Investments – Management determines the classification of securities at purchase.  We classify debt securities into held-to-maturity (“HTM”) or available-for-sale (“AFS”) categories.  HTM securities are those which we have the positive intent and ability to hold to maturity and are reported at amortized cost.  We do not currently have any securities that are classified as HTM.

AFS securities are reported at fair value, with unrealized gains and losses reported in shareholders’ equity as a separate component of accumulated other comprehensive income, net of tax.  Gains or losses on disposition of debt securities are computed by specific identification for those securities, and is recognized in income as of the trade date.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Callable debt securities held at a premium are amortized to the earliest call date, shortening the amortization period. Debt securities held at a discount continue to be amortized to maturity. The premiums and discounts for securities use the effective interest method. Accrued interest on investment securities is based on stated rates and is presented as a component of accrued interest receivable in the consolidated balance sheets.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2025 and December 31, 2024; therefore, no ACL for AFS securities was recorded.

Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Equity securities with a readily determinable fair value are measured at fair value, with changes in fair value recognized in net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  CTBI has made an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for our Visa Class B equity securities.  The fair value of these securities was determined using Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, and changes in fair value are recognized in income.

Loans – Loans with the ability and the intent to be held until maturity or for the foreseeable future are reported at the carrying value of unpaid principal reduced by unearned interest, an ACL, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Interest accrual is discontinued when a loan is greater than 90 days past due or when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments to interest income using the effective interest method.

Allowance for Credit Losses –  CTBI measures expected credit losses of financial assets on a collective (pool) basis using the discounted cash flow method when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the ACL is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the ACL for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments.

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

CTBI uses management judgement for qualitative loss factors such as delinquency trends, supervision and administration, quality control exceptions, collateral values, and industry concentrations.  The ACL software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL quantitative reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation.  The qualitative loss factors are as follows:

•	Changes in delinquency trends by loan segment
•	Changes in international, national, regional, and local conditions
•	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•	A supervision and administration allocation based on CTBI’s loan review process
•	Exceptions in lending policies and procedures as measured by quarterly loan portfolio exceptions reports
•	Changes in the the value of underlying collateral for collateral dependent loans
•	Changes in the nature and volume of the portfolio and terms of loans

We maintain an ACL at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Credit losses, when deemed uncollectible, are charged to the ACL and any subsequent recoveries are credited to the ACL.
We utilize an internal risk grading system for commercial credits.  Those credits that meet the following criteria are subject to individual evaluation:  the loan has an outstanding bank share balance of $1 million or greater and meets one of the following criteria: (i) has a criticized risk rating, (ii) is in nonaccrual status, (iii) the borrower is experiencing financial difficulty with significant payment delay, or (iv) is 90 days or more past due.  The borrower’s cash flow, adequacy of collateral coverage, and other options available to CTBI, including legal remedies, are evaluated.  Historical loss rates are analyzed and applied to other commercial loan segments not subject to individual evaluation.  As these loans are individually evaluated, analysis could result in a specific reserve allocation within the ACL.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded.  The associated ACL for these loans is measured in pools with similar risk characteristics under ASC 326.

When a secured commercial loan is displaying signs of weakness or deficiency, whether past due or not, a current assessment of the value of the underlying collateral is made. If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell. When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectible the loan is charged off no later than at 90 days past due.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent.  If a loan is considered uncollectible, it is charged off earlier than 120 days delinquent. For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, once the loan is 90 days past due, the loan is placed on nonaccrual if payment in full of principal or interest is not expected.  Foreclosure proceedings are normally initiated after 120 days. When the foreclosed property has been legally assigned to CTBI, the fair value less estimated costs to sell is transferred to other real estate owned and the remaining balance is taken as a charge-off.

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.3% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria.  Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment.  Personal guarantees of the principals are generally required.  Such loans are made on a projected cash flow basis and are secured by the project being constructed.  Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements.  Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source.  If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

CTBI utilizes discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.  The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, underwriting exceptions, and industry concentrations. Forecast factors include gross domestic product, light weight vehicle sales, and S&P/Case-Shiller US National Home Price Index. Management continually reevaluates the other subjective factors included in our ACL analysis.

Goodwill – We evaluate total goodwill for impairment using fair value techniques including multiples of price/equity.  Goodwill is evaluated for impairment on an annual basis or as other events may warrant.  The balance of goodwill, at $65.5 million, has not changed since January 1, 2015.

 Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the three months ended March 31, 2025 and 2024, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Estimated Credit Losses on Off-Balance Sheet Credit Exposures Recognized as Other Liabilities – CTBI estimates expected credit losses over the contractual period in which it has exposure to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by CTBI.  The ACL on off-balance sheet credit exposures recognized in other liabilities is adjusted as an expense in provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives.  Estimating credit losses on unfunded commitments requires CTBI to consider the following categories of off-balance sheet credit exposure: unfunded commitments to extend credit, unfunded lines of credit, and standby letters of credit.  Each of these unfunded commitments is then analyzed for a probability of funding to calculate a probable funding amount.  The life of loan loss factor by related portfolio segment from the loan ACL calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized as other liabilities.

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended March 31, 2025 and 2024 was $544 thousand and $343 thousand, respectively, including $47 thousand and $40 thousand, respectively, in dividends paid for those periods.  As of March 31, 2025, there was a total of $3.8 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.1 years.

The following table shows restricted stock activity for the quarters ended March 31, 2025 and 2024:

March 31	2025		2024
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	86,572	$43.45	96,840	$43.75
Granted	38,538	53.53	15,000	41.29
Vested	(25,498)	43.76	(22,408)	43.37
Forfeited	0	-	(2,109)	42.80
Outstanding at end of period	99,612	$47.27	87,323	$43.45

The restricted stock was issued pursuant to the terms of CTBI’s 2015 Stock Ownership Incentive Plan. The restrictions on these shares of restricted stock will lapse ratably over four years, subject to such employee’s continued employment, except for 5,000 shares granted in January 2025 pursuant to a management retention restricted stock award which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  CTBI recognizes forfeitures when they occur.

There was no stock option activity for the quarters ended March 31, 2025 and 2024.  There was no compensation expense related to stock option grants for the three months ended March 31, 2025 and 2024 and no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.

Note 3 – Securities

The amortized cost and fair value of debt securities at March 31, 2025 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$260,711	$77	$(14,534)	$246,254
State and political subdivisions	304,358	50	(47,303)	257,105
Agency mortgage-backed securities	508,292	666	(53,416)	455,542
Asset-backed securities	49,717	28	(94)	49,651
Total available-for-sale securities	$1,123,078	$821	$(115,347)	$1,008,552

The amortized cost and fair value of debt securities at December 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$360,027	$84	$(18,616)	$341,495
State and political subdivisions	304,588	12	(51,043)	253,557
Agency mortgage-backed securities	471,000	131	(61,422)	409,709
Asset-backed securities	51,034	10	(77)	50,967
Total available-for-sale securities	$1,186,649	$237	$(131,158)	$1,055,728

The amounts reported in the preceding tables exclude accrued interest on securities of $4.0 million and $4.6 million at March 31, 2025 and December 31, 2024, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.
The amortized cost and fair value of debt securities at March 31, 2025 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$89,731	$87,180
Due after one through five years	212,884	198,130
Due after five through ten years	133,298	115,337
Due after ten years	129,156	102,712
Agency mortgage-backed securities	508,292	455,542
Asset-backed securities	49,717	49,651
Total debt securities	$1,123,078	$1,008,552

During the three months ended March 31, 2025, we had an unrealized gain of $480 thousand from the fair value adjustment of equity securities.  During the three months ended March 31, 2024, we had an unrealized gain of $371 thousand from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $627.9 million at March 31, 2025 and $630.8 million at December 31, 2024.  The fair value of securities pledged was $567.3 million at March 31, 2025 and $563.2 million at December 31, 2024.

The amortized cost of securities sold under agreements to repurchase amounted to $337.7 million at March 31, 2025 and $330.0 million at December 31, 2024. The fair value of securities pledged was $299.9 million at March 31, 2025 and $292.2 million at December 31, 2024.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2025 indicates that all impairment is considered temporary, market and interest rate driven, and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2025 was 89.2% compared to 95.5% as of December 31, 2024.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2025 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$2,645	$(3)	$2,642
State and political subdivisions	13,009	(162)	12,847
Agency mortgage-backed securities	33,914	(477)	33,437
Asset-backed securities	8,039	(35)	8,004
Total <12 months temporarily impaired AFS securities	57,607	(677)	56,930

12 Months or More
U.S. Treasury and government agencies	251,329	(14,531)	236,798
State and political subdivisions	286,800	(47,141)	239,659
Agency mortgage-backed securities	404,055	(52,939)	351,116
Asset-backed securities	15,248	(59)	15,189
Total ≥12 months temporarily impaired AFS securities	957,432	(114,670)	842,762

Total
U.S. Treasury and government agencies	253,974	(14,534)	239,440
State and political subdivisions	299,809	(47,303)	252,506
Agency mortgage-backed securities	437,969	(53,416)	384,553
Asset-backed securities	23,287	(94)	23,193
Total temporarily impaired AFS securities	$1,015,039	$(115,347)	$899,692

The analysis performed as of December 31, 2024 indicated that all impairment was considered temporary, market and interest rate driven, and not credit-related.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2024 that are not deemed to be other-than-temporarily impaired.

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

U.S. Treasury and Government Agencies

The unrealized losses in U.S. Treasury and government agencies were caused by interest rate changes.  CTBI expects to recover the amortized cost basis over the term of the securities. These securities are guaranteed by the U.S. government and are generally considered to be risk-free, which is why CTBI does not record an allowance for credit loss on these investments. Furthermore, CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

State and Political Subdivisions

The unrealized losses in securities of state and political subdivisions were caused by interest rate changes.  These securities benefit from stable dedicated tax revenues, a legal framework that prioritizes bondholder payments, and third-party bond insurance, which significantly mitigate credit risk.  Due to these robust credit protection measures, CTBI does not record an allowance for credit loss on its state and political subdivisions securities.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  Furthermore, CTBI does not intend to sell the investments before recovery of their amortized cost and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

Agency Mortgage-backed Securities

The unrealized losses in agency mortgage-backed securities were caused by interest rate changes.  CTBI expects to recover the amortized cost basis over the term of the securities.  These securities are either guaranteed by the U.S. government or by the government sponsored enterprise and are generally considered to be risk-free, which is why CTBI does not record an allowance for credit loss on these investments.  Furthermore, CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

Asset-Backed Securities

The unrealized losses in asset-backed securities were caused by interest rate changes.  These securities benefit from structural credit enhancements, which significantly mitigate credit risk.  Due to these robust credit protection measures, CTBI does not record an allowance for credit loss on its asset-backed securities.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par which will equal amortized cost at maturity.  CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

Equity Securities at Fair Value

Equity securities at fair value as of March 31, 2025 were $4.3 million, as a result of a $480 thousand increase in the fair value in the first quarter of 2025.  The fair value of equity securities increased $371 thousand in the first quarter of 2024.  No equity securities were sold during the three months ended March 31, 2025 or 2024.
Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

March 31, 2025 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$475,582	$0	$0	$475,582
Commercial real estate residential	535,427	0	0	535,427
Commercial real estate nonresidential	917,250	(4,012)	0	913,238
Dealer floorplans	75,101	0	0	75,101
Commercial other	357,870	(14)	422	358,278
Commercial loans	2,361,230	(4,026)	422	2,357,626

Real estate mortgage	1,063,360	3,613	0	1,066,973
Home equity lines	172,688	0	0	172,688
Residential loans	1,236,048	3,613	0	1,239,661

Consumer direct	150,614	0	0	150,614
Consumer indirect	854,634	460	33,541	888,635
Consumer loans	1,005,248	460	33,541	1,039,249

Loans and lease financing	$4,602,526	$47	$33,963	$4,636,536

December 31, 2024 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$458,832	$0	$0	$458,832
Commercial real estate residential	508,310	0	0	508,310
Commercial real estate nonresidential	868,993	(3,962)	0	865,031
Dealer floorplans	84,956	0	0	84,956
Commercial other	355,568	(18)	0	355,550
Commercial loans	2,276,659	(3,980)	0	2,272,679

Real estate mortgage	1,039,777	3,624	0	1,043,401
Home equity lines	167,425	0	0	167,425
Residential loans	1,207,202	3,624	0	1,210,826

Consumer direct	152,843	0	0	152,843
Consumer indirect	817,893	357	32,039	850,289
Consumer loans	970,736	357	32,039	1,003,132

Loans and lease financing	$4,454,597	$1	$32,039	$4,486,637

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.3% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Dealer floorplans consist of loans to dealerships to finance inventory and are collateralized under a blanket security agreement whereby all vehicle inventory is collateral against the outstanding loan without specific liens on individual units. Advances are made for the dealer cost of individual vehicles in inventory, and the loan is repaid from the proceeds from the sale of the financed vehicle.  This risk is mitigated by the use of monthly inventory audits and follow-up is required on any out of compliance items identified.  These audits are subject to increasing frequency when fact patterns suggest more scrutiny is required.  Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk.

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

Residential real estate loans are a mixture of fixed rate and adjustable rate first and second lien residential mortgage loans and also include real estate construction loans which are typically for owner-occupied properties.  The terms of the real estate construction loans are generally short-term with permanent financing upon completion.  As a policy, CTBI holds adjustable rate loans and sells the majority of our fixed rate first lien mortgage loans into the secondary market with those loans classified as held for sale and not included in loan balances.  Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.  Residential real estate loans are secured by real property.

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

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balance above.  Loans held for sale are recorded at lower of cost or fair value and were $0.2 million at December 31, 2024.  Accrued interest receivable for loan balances was $18.3 million at March 31, 2025 and $18.7 million at December 31, 2024.

Allowance for Credit Losses

The following tables present the balance in the ACL for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,208	$386	$0	$0	$5,594
Commercial real estate residential	5,467	605	(18)	5	6,059
Commercial real estate nonresidential	10,307	1,072	(2)	4	11,381
Dealer floorplans	682	(131)	0	0	551
Commercial other	3,832	428	(404)	80	3,936
Real estate mortgage	12,504	(116)	(78)	12	12,322
Home equity	1,499	(199)	0	9	1,309
Consumer direct	2,221	93	(268)	81	2,127
Consumer indirect	13,248	1,430	(1,952)	956	13,682
Total ACL	$54,968	$3,568	$(2,722)	$1,147	$56,961

	Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$348	$0	$0	$4,940
Commercial real estate residential	4,285	(161)	0	4	4,128
Commercial real estate nonresidential	7,560	615	0	3	8,178
Dealer floorplans	659	62	0	0	721
Commercial other	3,760	114	(167)	92	3,799
Real estate mortgage	10,197	141	(27)	14	10,325
Home equity	1,367	(65)	0	2	1,304
Consumer direct	3,261	803	(533)	40	3,571
Consumer indirect	13,862	799	(1,940)	884	13,605
Total ACL	$49,543	$2,656	$(2,667)	$1,039	$50,571

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$18	$1,097	$1,840	$2,955
Commercial real estate nonresidential	8,000	1,625	3,354	12,979
Commercial other	517	1,183	148	1,848
Total commercial loans	8,535	3,905	5,342	17,782

Real estate mortgage	0	2,866	4,443	7,309
Home equity lines	0	210	383	593
Total residential loans	0	3,076	4,826	7,902

Consumer direct	0	176	18	194
Consumer indirect	0	0	649	649
Total consumer loans	0	176	667	843

Loans and lease financing	$8,535	$7,157	$10,835	$26,527

	December 31, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,248	$369	$1,617
Commercial real estate nonresidential	8,000	1,641	3,513	13,154
Commercial other	246	1,106	64	1,416
Total commercial loans	8,246	3,995	3,946	16,187

Real estate mortgage	0	3,748	5,072	8,820
Home equity lines	0	204	444	648
Total residential loans	0	3,952	5,516	9,468

Consumer direct	0	176	93	269
Consumer indirect	0	0	762	762
Total consumer loans	0	176	855	1,031

Loans and lease financing	$8,246	$8,123	$10,317	$26,686

Interest income recognized as of March 31, 2025 on nonaccrual loans totaled $4.4 thousand compared to $189.4 thousand at December 31, 2024.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of March 31, 2025 and December 31, 2024 (includes loans 90 days past due and still accruing as well):

	March 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$475,582	$475,582
Commercial real estate residential	1,109	354	2,279	3,742	531,685	535,427
Commercial real estate nonresidential	467	1,575	12,723	14,765	898,473	913,238
Dealer floorplans	0	0	0	0	75,101	75,101
Commercial other	377	197	1,376	1,950	356,328	358,278
Total commercial loans	1,953	2,126	16,378	20,457	2,337,169	2,357,626

Real estate mortgage	873	2,906	6,295	10,074	1,056,899	1,066,973
Home equity lines	1,075	234	523	1,832	170,856	172,688
Total residential loans	1,948	3,140	6,818	11,906	1,227,755	1,239,661

Consumer direct	691	100	194	985	149,629	150,614
Consumer indirect	4,045	818	649	5,512	883,123	888,635
Total consumer loans	4,736	918	843	6,497	1,032,752	1,039,249

Loans and lease financing	$8,637	$6,184	$24,039	$38,860	$4,597,676	$4,636,536

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$458,832	$458,832
Commercial real estate residential	575	444	828	1,847	506,463	508,310
Commercial real estate nonresidential	1,349	118	12,890	14,357	850,674	865,031
Dealer floorplans	0	0	0	0	84,956	84,956
Commercial other	1,033	595	1,018	2,646	352,904	355,550
Total commercial loans	2,957	1,157	14,736	18,850	2,253,829	2,272,679

Real estate mortgage	654	3,304	7,998	11,956	1,031,445	1,043,401
Home equity lines	1,919	348	613	2,880	164,545	167,425
Total residential loans	2,573	3,652	8,611	14,836	1,195,990	1,210,826

Consumer direct	876	107	268	1,251	151,592	152,843
Consumer indirect	4,872	1,096	762	6,730	843,559	850,289
Total consumer loans	5,748	1,203	1,030	7,981	995,151	1,003,132

Loans and lease financing	$11,278	$6,012	$24,377	$41,667	$4,444,970	$4,486,637

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year As of March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$18,208	$69,724	$90,525	$140,023	$26,919	$90,850	$5,654	$441,903
Watch	0	0	2,049	8,039	6,480	11,428	0	27,996
OAEM	0	0	0	0	0	0	0	0
Substandard	0	1,704	0	3,979	0	0	0	5,683
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	18,208	71,428	92,574	152,041	33,399	102,278	5,654	475,582

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	53,960	149,954	90,793	77,102	56,245	55,701	22,111	505,866
Watch	4,207	1,381	3,092	1,618	3,671	6,272	919	21,160
OAEM	0	0	0	0	0	56	0	56
Substandard	578	942	603	770	2,080	3,323	48	8,344
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate residential	58,745	152,277	94,488	79,490	61,996	65,353	23,078	535,427

Commercial real estate residential year-to-date gross charge-offs	0	(18)	0	0	0	0	0	(18)

Commercial real estate nonresidential
Risk rating:
Pass	68,209	179,023	120,197	115,340	110,131	203,215	40,051	836,166
Watch	94	4,778	2,374	9,798	16,848	10,464	819	45,175
OAEM	0	0	0	101	0	816	0	917
Substandard	2,932	2,486	1,613	267	2,715	20,966	0	30,979
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	71,235	186,287	124,184	125,506	129,694	235,462	40,870	913,238

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	0	0	(2)	0	(2)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	65,137	65,137
Watch	0	0	0	0	0	0	9,678	9,678
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	286	286
Total dealer floorplans	0	0	0	0	0	0	75,101	75,101

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	34,359	60,441	42,671	33,240	24,659	43,435	80,590	319,395
Watch	629	1,533	799	648	266	564	15,054	19,493
OAEM	0	0	0	0	8,327	0	329	8,656
Substandard	1,829	1,781	3,912	1,005	456	554	1,197	10,734
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	36,817	63,755	47,382	34,893	33,708	44,553	97,170	358,278

Commercial other year-to-date gross charge-offs	(176)	(86)	(136)	(6)	0	0	0	(404)

Commercial loans
Risk rating:
Pass	174,736	459,142	344,186	365,705	217,954	393,201	213,543	2,168,467
Watch	4,930	7,692	8,314	20,103	27,265	28,728	26,470	123,502
OAEM	0	0	0	101	8,327	872	329	9,629
Substandard	5,339	6,913	6,128	6,021	5,251	24,843	1,245	55,740
Doubtful	0	0	0	0	0	2	286	288
Total commercial loans	$185,005	$473,747	$358,628	$391,930	$258,797	$447,646	$241,873	$2,357,626

Total commercial loans year-to-date gross charge-offs	$(176)	$(104)	$(136)	$(6)	$0	$(2)	$0	$(424)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$72,924	$88,016	$134,663	$27,145	$21,609	$70,311	$5,419	$420,087
Watch	0	2,062	10,822	6,570	0	13,358	0	32,812
OAEM	0	0	0	0	0	0	0	0
Substandard	1,954	0	3,979	0	0	0	0	5,933
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	74,878	90,078	149,464	33,715	21,609	83,669	5,419	458,832

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	162,855	94,758	78,106	60,482	24,603	37,689	21,267	479,760
Watch	5,381	3,009	1,692	3,739	1,523	5,261	58	20,663
OAEM	31	0	0	0	0	58	0	89
Substandard	1,470	609	792	531	420	3,928	48	7,798
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	169,737	98,376	80,590	64,752	26,546	46,936	21,373	508,310

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate nonresidential
Risk rating:
Pass	180,139	121,801	124,200	120,623	62,674	155,561	38,270	803,268
Watch	4,574	2,004	4,004	8,683	3,425	6,970	624	30,284
OAEM	0	7	12	0	0	45	0	64
Substandard	4,873	1,527	357	2,700	11,179	10,778	0	31,414
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	189,586	125,339	128,573	132,006	77,278	173,355	38,894	865,031

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	82,639	82,639
Watch	0	0	0	0	0	0	1,861	1,861
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	456	0	456
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	456	84,500	84,956

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	83,742	43,935	38,912	25,806	25,187	19,520	79,851	316,953
Watch	1,823	877	671	295	111	533	14,739	19,049
OAEM	27	0	0	8,469	0	0	30	8,526
Substandard	2,301	4,279	2,203	299	447	162	1,331	11,022
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	87,893	49,091	41,786	34,869	25,745	20,215	95,951	355,550

Commercial other year-to-date gross charge-offs	(1,148)	(134)	(142)	(45)	(2)	(5)	0	(1,476)

Commercial loans
Risk rating:
Pass	499,660	348,510	375,881	234,056	134,073	283,081	227,446	2,102,707
Watch	11,778	7,952	17,189	19,287	5,059	26,122	17,282	104,669
OAEM	58	7	12	8,469	0	103	30	8,679
Substandard	10,598	6,415	7,331	3,530	12,046	15,324	1,379	56,623
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$522,094	$362,884	$400,413	$265,342	$151,178	$324,631	$246,137	$2,272,679

Total commercial loans year-to-date gross charge-offs	$(1,148)	$(134)	$(142)	$(45)	$(2)	$(5)	$0	$(1,476)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

	Term Loans Amortized Cost Basis by Origination Year As of March 31,2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$6,763	$165,332	$172,095
Nonperforming	0	0	0	0	0	336	257	593
Total home equity lines	0	0	0	0	0	7,099	165,589	172,688

Home Equity year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Mortgage loans
Performing	47,465	207,260	186,666	139,380	144,038	334,855	0	1,059,664
Nonperforming	122	1,063	1,033	1,832	225	3,034	0	7,309
Total mortgage loans	47,587	208,323	187,699	141,212	144,263	337,889	0	1,066,973

Mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(25)	0	(78)

Residential loans
Performing	47,465	207,260	186,666	139,380	144,038	341,618	165,332	1,231,759
Nonperforming	122	1,063	1,033	1,832	225	3,370	257	7,902
Total residential loans	$47,587	$208,323	$187,699	$141,212	$144,263	$344,988	$165,589	$1,239,661

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(25)	$0	$(78)

Consumer direct loans
Performing	$15,381	$46,091	$31,462	$19,428	$16,248	$21,810	$0	$150,420
Nonperforming	0	0	0	194	0	0	0	194
Total consumer direct loans	15,381	46,091	31,462	19,622	16,248	21,810	0	150,614

Consumer direct loans year-to-date gross charge-offs	0	(74)	(105)	(67)	(9)	(13)	0	(268)

Consumer indirect loans
Performing	137,396	299,881	218,910	142,575	54,619	34,605	0	887,986
Nonperforming	0	236	121	230	47	15	0	649
Total consumer indirect loans	137,396	300,117	219,031	142,805	54,666	34,620	0	888,635

Consumer indirect loans year-to-date gross charge-offs	0	(247)	(868)	(551)	(180)	(106)	0	(1,952)

Consumer loans
Performing	152,777	345,972	250,372	162,003	70,867	56,415	0	1,038,406
Nonperforming	0	236	121	424	47	15	0	843
Total consumer loans	$152,777	$346,208	$250,493	$162,427	$70,914	$56,430	$0	$1,039,249

Total consumer loans year-to-date gross charge-offs	$0	$(321)	$(973)	$(618)	$(189)	$(119)	$0	$(2,220)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,121	$159,656	$166,777
Nonperforming	0	0	0	0	0	362	286	648
Total home equity lines	0	0	0	0	0	7,483	159,942	167,425

Home equity lines year-to-date gross charge-offs	0	0	0	0	0	(80)	0	(80)

Mortgage loans
Performing	197,756	192,959	140,265	146,391	107,009	250,201	0	1,034,581
Nonperforming	0	1,074	1,424	250	279	5,793	0	8,820
Total mortgage loans	197,756	194,033	141,689	146,641	107,288	255,994	0	1,043,401

Mortgage loans year-to-date gross charge-offs	0	0	(28)	0	0	(97)	0	(125)

Residential loans
Performing	197,756	192,959	140,265	146,391	107,009	257,322	159,656	1,201,358
Nonperforming	0	1,074	1,424	250	279	6,155	286	9,468
Total residential loans	$197,756	$194,033	$141,689	$146,641	$107,288	$263,477	$159,942	$1,210,826

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(28)	$0	$(177)	$0	$(205)

Consumer direct loans
Performing	$54,745	$35,179	$21,456	$17,509	$9,839	$13,846	$0	$152,574
Nonperforming	7	72	190	0	0	0	0	269
Total consumer direct loans	54,752	35,251	21,646	17,509	9,839	13,846	0	152,843

Consumer direct loans year-to-date gross charge-offs	(41)	(314)	(690)	(85)	(29)	(61)	0	(1,220)

Consumer indirect loans
Performing	333,945	243,247	162,051	65,032	34,870	10,382	0	849,527
Nonperforming	117	324	218	63	40	0	0	762
Total consumer indirect loans	334,062	243,571	162,269	65,095	34,910	10,382	0	850,289

Consumer indirect loans year-to-date gross charge-offs	(363)	(2,760)	(2,609)	(1,385)	(236)	(249)	0	(7,602)

Consumer loans
Performing	388,690	278,426	183,507	82,541	44,709	24,228	0	1,002,101
Nonperforming	124	396	408	63	40	0	0	1,031
Total consumer loans	$388,814	$278,822	$183,915	$82,604	$44,749	$24,228	$0	$1,003,132

Total consumer loans year-to-date gross charge-offs	$(404)	$(3,074)	$(3,299)	$(1,470)	$(265)	$(310)	$0	$(8,822)

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.4 million at March 31, 2025 and $4.0 million  at December 31, 2024.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis.  Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2025
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,305	$0
Commercial real estate residential	1	1,526	0
Commercial real estate nonresidential	8	26,999	325
Dealer floorplans	1	9,678	0
Commercial other	3	12,642	0
Total collateral dependent loans	15	$56,150	$325

	December 31, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,555	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	8	27,087	325
Commercial other	3	12,963	0
Total collateral dependent loans	13	$45,605	$325

The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  Two loans listed in the commercial other segment at March 31, 2025 are collateralized by inventory, equipment, and accounts receivable.  The dealer floorplan is collateralized with automobiles.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the quarter ended March 31, 2025:
	Amortized Cost at March 31, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	129	0.01	2,558	0.28
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	985	0.27
Commercial loans	129	0.01	3,543	0.15

Real estate mortgage	321	0.03	2,908	0.27
Home equity lines	0	0.00	216	0.13
Residential loans	321	0.03	3,124	0.25

Consumer direct	0	0.00	48	0.03
Consumer indirect	0	0.00	203	0.02
Consumer loans	0	0.00	251	0.02

Loans and lease financing	$450	0.01%	$6,918	0.15%

	Amortized Cost at March 31, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	460	0.09	250	0.05
Commercial real estate nonresidential	0	0.00	261	0.03
Dealer floorplans	0	0.00	0	0.00
Commercial other	401	0.11	496	0.14
Commercial loans	861	0.04	1,007	0.04

Real estate mortgage	54	0.01	0	0.00
Home equity lines	0	0.00	0	0.00
Residential loans	54	0.00	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	106	0.01
Consumer loans	0	0.00	106	0.01

Loans and lease financing	$915	0.02%	$1,113	0.02%

These loans, segregated by loan segment and concession granted, are presented below for the quarter ended March 31, 2024:

	Amortized Cost at March 31, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	65	0.01
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,517	0.47
Commercial loans	0	0.00	1,582	0.08

Real estate mortgage	189	0.02	2,782	0.29
Home equity lines	0	0.00	32	0.02
Residential loans	189	0.02	2,814	0.25

Consumer direct	0	0.00	38	0.02
Consumer indirect	0	0.00	269	0.03
Consumer loans	0	0.00	307	0.03

Loans and lease financing	$189	0.00%	$4,703	0.11%

	Amortized Cost at March 31, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	15	0.00	0	0.00
Commercial real estate nonresidential	28	0.00	11	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	858	0.27
Commercial loans	43	0.00	869	0.04

Real estate mortgage	278	0.03	0	0.00
Home equity lines	39	0.03	0	0.00
Residential loans	317	0.03	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	25	0.00
Consumer loans	0	0.00	25	0.00

Loans and lease financing	$360	0.01%	$894	0.02%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2025:

	Interest Rate Reduction	Term Extension
Loan Type	Financial Impact	Financial Impact
Commercial real estate residential	Weighted-average contractual interest rate remained at 9.5%

Commercial real estate nonresidential		Added a weighted-average 1.2 years to life of the loans

Commercial other		Added a weighted-average 4.8 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.8% to 4.5%	Added a weighted-average 0.4 years to life of the loans

Home equity lines		Added a weighted-average 2.1 years to life of the loans

Consumer direct		Added a weighted-average 0.1 years to life of the loans

Consumer indirect		Added a weighted-average 1.0 years to life of the loans

	Combination – Term Extension and Interest Rate Reduction	Payment Changes
Loan Type	Financial Impact	Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 8.9% to 7.5% and increased the weighted-average life by 12.2 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term

Commercial other	Increased weighted-average contractual interest rate from 5.1% to 8.0% and increased the weighted-average life by 9.6 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 6.0% to 3.0% and increased the weighted-average life by 1.8 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the quarter ended March 31, 2024:

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

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of March 31, 2025.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$1,704	$0	$0	$0
Commercial real estate residential	1,088	0	0	620
Commercial real estate nonresidential	10,631	0	45	0
Dealer floorplans	286	0	0	0
Commercial other	3,041	29	0	274
Real estate mortgage	11,279	452	740	219
Home equity lines	329	32	0	0
Consumer direct	136	0	0	0
Consumer indirect	502	20	0	0
Loans to borrowers experiencing financial difficulty	$28,996	$533	$785	$1,113

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended March 31, 2025, there were 8 loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended March 31, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$18
Commercial real estate nonresidential	1	45
Commercial other	1	243
Residential:
Real estate mortgage	5	362
Loans to borrowers experiencing financial difficulty	8	$668

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure at March 31, 2025 and 2024 is presented below:

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$124	$0	$0	$1,195
Real estate mortgage	372	(45)	0	0	327
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$80	$0	$0	$1,545

	Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465
Note 5 – Repurchase Agreements

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities. The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $299.9 million and $292.2 million at March 31, 2025 and December 31, 2024, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024 is presented in the following tables:

	March 31, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$17,546	$0	$0	$4,473	$22,019
State and political subdivisions	114,378	0	0	13,088	127,466
Agency mortgage-backed securities	24,266	0	22,000	39,556	85,822
Asset-backed securities	4,268	0	0	6,981	11,249
Total repurchase agreements	$160,458	$0	$22,000	$64,098	$246,556

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$23,240	$11	$7,657	$25,482	$56,390
State and political subdivisions	108,775	489	7,288	3,700	120,252
Agency mortgage-backed securities	17,756	0	34,355	7,091	59,202
Asset-backed securities	4,322	0	0	0	4,322
Total repurchase agreements	$154,093	$500	$49,300	$36,273	$240,166

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis. The following table presents information regarding repurchase agreements as if it was presented on a net basis as of March 31, 2025 and December 31, 2024:

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
March 31, 2025:
Repurchase agreements	$246,556	$0	$246,556	$(246,556)	$0	$0

December 31, 2024:
Repurchase agreements	$240,166	$0	$240,166	$(240,166)	$0	$0

Amounts disclosed for collateral received or posted include cash and securities up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral may exceed the amounts presented. Refer to Note 3 for the total fair value of financial instruments pledged as collateral for repurchase agreements.

Note 6 – Fair Value of Financial Assets and Liabilities

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

A financial instrument’s categorization within the above valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  CTBI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and CTBI considers factors specific to the assets or liabilities.  The following is a description of the valuation methodologies used for CTBI’s assets and liabilities measured at fair value on a recurring basis.

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$246,254	$234,290	$11,964	$0
State and political subdivisions	257,105	0	257,105	0
Agency mortgage-backed securities	455,542	0	455,542	0
Asset-backed securities	49,651	0	49,651	0
Equity securities at fair value	4,261	0	0	4,261
Mortgage servicing rights	7,093	0	0	7,093

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$341,495	$328,569	$12,926	$0
State and political subdivisions	253,557	0	253,557	0
Agency mortgage-backed securities	409,709	0	409,709	0
Asset-backed securities	50,967	0	50,967	0
Equity securities at fair value	3,781	0	0	3,781
Mortgage servicing rights	7,357	0	0	7,357

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2025 and December 31, 2024.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2025.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

If quoted market prices are not available, CTBI obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  CTBI reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, agency mortgage-backed securities, and asset-backed securities are classified as Level 2 inputs.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Equity Securities at Fair Value

As of March 31, 2025 and December 31, 2024, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value).  Fair value for Visa Class B Stock is determined by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date.  We have concluded the assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the tables below for inputs and valuation techniques used for Level 3 equity securities.

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5609 and the most recent dividend rate of 0.9209 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices.  CTBI reports MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.

In determining fair value, CTBI utilizes assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the hierarchy.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 MSRs.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,781	$7,357	$3,158	$7,665
Total unrealized gains (losses)
Included in net income	480	(113)	371	276
Issues	0	20	0	19
Settlements	0	(171)	0	(168)
Ending balance	$4,261	$7,093	$3,529	$7,792

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$480	$(113)	$371	$276

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended
	March 31
(in thousands)	2025	2024
Total gains	$196	$479

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$0	$0	$0	$0
Other real estate owned	0	0	0	0

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,310	$0	$0	$8,310
Other real estate owned	731	0	0	731

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There were no fair value adjustments on collateral-dependent loans for the quarters ended March 31, 2025 and December 31, 2024, while losses for the quarter ended March 31, 2024 were $0.1 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. There were no fair value adjustments for the quarters ended March 31, 2025 and March 31, 2024 on OREO disclosed above, while losses for the quarter ended December 31, 2024 were $0.1 million.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount. Unobservable inputs for equity securities were weighted by security value. The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2025 and December 31, 2024.

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,261	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,093	Discount cash flows, computer pricing model	Constant prepayment rate	6.3% - 8.4% (6.7%)
			Cost to service	$0 - $817 ($76)
			Probability of default	0.0% - 35.3% (1.5%)
			Discount rate	10.0% - 11.0% (10.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,781	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,357	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 21.2% (6.6%)
			Cost to service	$0 - $435 ($76)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	9.5% - 12.3% (10.1%)

Collateral-dependent loans	$8,310	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$731	Market comparable properties	Comparability adjustments	10.0% - 58.53% (42.2%)

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of March 31, 2025 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of March 31, 2025 were measured using an exit price notion.

		Fair Value Measurements at March 31, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$340,665	$340,665	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,008,552	234,290	774,262	0
Equity securities at fair value	4,261	0	0	4,261
Loans held for sale	0	0	0	0
Loans, net	4,579,575	0	0	4,462,657
Federal Home Loan Bank stock	4,886	0	4,886	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	24,032	0	24,032	0

Financial liabilities:
Deposits	$5,111,305	$1,235,544	$3,688,100	$0
Repurchase agreements	246,556	0	0	246,711
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	309	0	326	0
Long-term debt	63,958	0	0	56,434
Accrued interest payable	10,899	0	10,899	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 7 – Segment Reporting

CTBI is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including CTB and Community Trust and Investment Company.  As a community-oriented financial institution, the majority of CTBI’s operations consist of commercial and personal banking services.  Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  Our chief operating decision maker is comprised of the executive officers of CTBI (the “Executive Committee”).  The Executive Committee uses net income to allocate resources in the annual budget and forecasting process.  The Executive Committee considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.  The Executive Committee uses net interest income and noninterest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating product offerings and pricing.  The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the quarters ended March 31, 2025 and 2024, and measure of a segment’s assets as of March 31, 2025 and December 31, 2024.  CTBI does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.  Accounting policies for the segment are the same as described in Note 1 above.  All operations of CTBI are domestic.  The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Three Months Ended March 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$72,736	$0	$0	$72,736
Interest and dividends on securities:
Taxable	5,775	0	0	5,775
Tax exempt	617	0	0	617
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	188	0	0	188
Interest on Federal Reserve Bank deposits	2,648	0	0	2,648
Other, including interest on federal funds sold	61	29	0	90
Total interest income	82,025	29	0	82,054

Interest expense:
Interest on deposits	27,458	0	0	27,458
Interest on repurchase agreements and federal funds purchased	2,318	0	0	2,318
Interest on long-term debt	92	975	(56)	1,011
Total interest expense	29,868	975	(56)	30,787

Net interest income	52,157	(946)	56	51,267
Provision for credit losses	3,568	0	0	3,568
Net interest income after provision for credit losses	48,589	(946)	56	47,699

Noninterest income:
Deposit related fees	6,822	0	0	6,822
Gains on sales of loans, net	47	0	0	47
Trust and wealth management income	4,119	0	(138)	3,981
Loan related fees	965	0	0	965
Bank owned life insurance	1,035	0	0	1,035
Brokerage revenue	494	0	0	494
Securities gains	480	0	0	480
Dividend and undistributed income from subsidiaries	0	23,469	(23,469)	0
Other noninterest income	1,370	309	(606)	1,073
Total noninterest income	15,332	23,778	(24,213)	14,897

Noninterest expense:
Officer salaries and employee benefits	3,805	813	(221)	4,397
Other salaries and employee benefits	15,721	230	(230)	15,721
Occupancy, net	2,751	0	0	2,751
Equipment	706	51	(68)	689
Data processing	3,297	6	(444)	2,859
Tax other than property and payroll	529	0	0	529
Legal fees	493	67	0	560
Professional fees	1,346	101	(782)	665
Advertising and marketing	665	8	0	673
FDIC insurance	689	0	0	689
Other real estate owned provision and expense	61	0	0	61
Repossession expense	193	0	0	193
Other noninterest expense	4,315	256	(150)	4,421
Total noninterest expense	34,571	1,532	(1,895)	34,208

Income before income taxes	29,350	21,300	(22,262)	28,388
Income taxes	7,088	(672)	0	6,416
Net income	$22,262	$21,972	$(22,262)	$21,972

(in thousands) Three Months Ended March 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$64,716	$0	$0	$64,716
Interest and dividends on securities:
Taxable	6,730	0	0	6,730
Tax exempt	659	0	0	659
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	209	0	0	209
Interest on Federal Reserve Bank deposits	2,591	0	0	2,591
Other, including interest on federal funds sold	64	33	0	97
Total interest income	74,969	33	0	75,002

Interest expense:
Interest on deposits	27,676	0	0	27,676
Interest on repurchase agreements and federal funds purchased	2,575	0	0	2,575
Interest on long-term debt	94	1,131	(65)	1,160
Total interest expense	30,345	1,131	(65)	31,411

Net interest income	44,624	(1,098)	65	43,591
Provision for credit losses	2,656	0	0	2,656
Net interest income after provision for credit losses	41,968	(1,098)	65	40,935

Noninterest income:
Deposit related fees	7,011	0	0	7,011
Gains on sales of loans, net	45	0	0	45
Trust and wealth management income	3,536	0	(19)	3,517
Loan related fees	1,352	0	0	1,352
Bank owned life insurance	1,292	0	0	1,292
Brokerage revenue	490	0	0	490
Securities gains	371	0	0	371
Dividend and undistributed income from subsidiaries	0	20,196	(20,196)	0
Other noninterest income	1,336	288	(568)	1,056
Total noninterest income	15,433	20,484	(20,783)	15,134

Noninterest expense:
Officer salaries and employee benefits	3,834	615	(208)	4,241
Other salaries and employee benefits	15,881	218	(218)	15,881
Occupancy, net	2,378	0	0	2,378
Equipment	661	47	(58)	650
Data processing	2,896	4	(382)	2,518
Taxes other than property and payroll	442	0	0	442
Legal fees	178	40	0	218
Professional fees	1,443	92	(921)	614
Advertising and marketing	571	6	0	577
FDIC insurance	642	0	0	642
Other real estate owned provision and expense	40	0	0	40
Repossession expense	226	0	0	226
Other noninterest expense	3,669	268	(144)	3,793
Total noninterest expense	32,861	1,290	(1,931)	32,220

Income before income taxes	24,540	18,096	(18,787)	23,849
Income taxes	5,753	(583)	0	5,170
Net income	$18,787	$18,679	$(18,787)	$18,679

The following tables present other segment disclosures for the periods indicated:

(in thousands) Three Months Ended March 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$906	$51	$0	$957
Amortization of operating lease right-of-use assets	439	0	0	439
Significant non-cash items:
Provision for credit losses	3,568	0	0	3,568
Change in cash surrender value of bank owned life insurance	701	0	0	701
Expenditures for long-lived assets	2,011	66	0	2,077

(in thousands) Three Months Ended March 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$879	$47	$0	$926
Amortization of operating lease right-of-use assets	174	0	0	174
Significant non-cash items:
Provision for credit losses	2,656	0	0	2,656
Change in cash surrender value of bank owned life insurance	983	0	0	983
Expenditures for long-lived assets	1,951	230	0	2,181

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31 2025	December 31 2024
Assets
Community banking services assets	$6,268,705	$6,186,518
Holding company assets	848,173	822,851
Elimination of subsidiary and parent cash and intercompany receivables	(2,626)	(3,779)
Elimination of investment in subsidiaries	(837,734)	(812,345)
Consolidated total assets	$6,276,518	$6,193,245
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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31
(in thousands except per share data)	2025	2024
Numerator:
Net income	$21,972	$18,679

Denominator:
Basic earnings per share:
Weighted average shares	17,995	17,926
Diluted earnings per share:
Dilutive effect of equity grants	27	17
Adjusted weighted average shares	18,022	17,943

Earnings per share:
Basic earnings per share	$1.22	$1.04
Diluted earnings per share	1.22	1.04

There were no options to purchase common shares that were excluded from the diluted calculations above for the three months ended March 31, 2025 and 2024.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the reconciliation of accumulated other comprehensive income (loss) for the quarters ended March 31, 2025 and 2024.  There were no amounts reclassified to earnings during these periods.

	Three Months Ended March 31
(in thousands)	2025	2024
Beginning balance	$(98,369)	$(103,321)

Unrealized holding gains (losses) on debt securities AFS	16,395	(4,725)
Tax expense (benefit)	4,091	(1,179)
Unrealized holding gains (losses) on debt securities AFS, net of tax	12,304	(3,546)

Ending balance	$(86,065)	$(106,867)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December, 31, 2024.
Our Business
Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2025, we had total consolidated assets of $6.3 billion and total consolidated deposits, including repurchase agreements, of $5.4 billion.  Total shareholders’ equity at March 31, 2025 was $784.2 million.  Trust assets under management at March 31, 2025 were $3.6 billion, including CTB’s investment portfolio totaling $1.0 billion.
Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage, and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2024.
Results of Operations and Financial Condition
We reported earnings for the first quarter of 2025 of $22.0 million, or $1.22 per basic share, compared to $22.5 million, or $1.25 per basic share, earned during the fourth quarter of 2024 and $18.7 million, or $1.04 per basic share, earned during the first quarter of 2024.  Total revenue for the quarter was $0.5 million above prior quarter and $7.4 million above prior year same quarter.  Net interest revenue for the quarter increased $1.7 million compared to prior quarter and $7.7 million compared to prior year same quarter, and noninterest income decreased $1.3 million compared to prior quarter and $0.2 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $1.0 million from prior quarter and $0.9 million from prior year same quarter.  Noninterest expense increased $0.4 million compared to prior quarter and $2.0 million compared to prior year same quarter.

Quarterly Highlights
❖
Net interest income for the quarter of $51.3 million was $1.7 million, or 3.5%, above prior quarter and $7.7 million, or 17.6%, above prior year same quarter, as our net interest margin increased 14 basis points from prior quarter and 34 basis points from prior year same quarter.

❖	Provision for credit losses at $3.6 million for the quarter increased $1.0 million from prior quarter and $0.9 million from prior year same quarter.

❖	Noninterest income for the quarter ended March 31, 2025 of $14.9 million was $1.3 million, or 7.8%, below prior quarter and $0.2 million, or 1.6%, below prior year same quarter.

❖	Noninterest expense for the quarter ended March 31, 2025 of $34.2 million was $0.4 million, or 1.3%, above prior quarter and $2.0 million, or 6.2%, above prior year same quarter.

❖	Our loan portfolio at $4.6 billion increased $149.9 million, an annualized 13.5%, from December 31, 2024 and $475.4 million, or 11.4%, from March 31, 2024.

❖
We had net loan charge-offs of $1.6 million, or an annualized 0.14% of average loans, for the first quarter of 2025 compared to $1.0 million, or an annualized 0.09% of average loans, for the fourth quarter of 2024 and $1.6 million, or 0.16% of average loans annualized, for the first quarter of 2024.

❖
Our total nonperforming loans decreased to $26.5 million at March 31, 2025 from $26.7 million at December 31, 2024 but increased $10.7 million from the $15.9 million at March 31, 2024.  Nonperforming assets at $31.3 million increased $1.0 million from December 31, 2024 and $14.2 million from March 31, 2024.

❖	Deposits, including repurchase agreements, at $5.4 billion increased $47.5 million, or an annualized 3.6%, from December 31, 2024 and $338.9 million, or 6.8%, from March 31, 2024.

❖	Shareholders’ equity at $784.2 million increased $26.6 million, or an annualized 14.2%, during the quarter and $76.4 million, or 10.8%, from March 31, 2024.

Income Statement Review
			Change Q-O-Q
(dollars in thousands)	1Q 2025	1Q 2024	Amount	Percent
Net interest income	$51,267	$43,591	$7,676	17.6%
Provision for credit losses	3,568	2,656	912	34.3
Noninterest income	14,897	15,134	(237)	(1.6)
Noninterest expense	34,208	32,220	1,988	6.2
Income taxes	6,416	5,170	1,246	24.1
Net income	$21,972	$18,679	$3,293	17.6%

Average earning assets	$5,848,092	$5,458,075	$390,017	7.1%

Yield on average earnings assets, tax equivalent*	5.71%	5.55%	0.16%	2.9%
Cost of interest bearing funds	3.02%	3.35%	(0.33)%	(9.9)%

Net interest margin, tax equivalent*	3.57%	3.23%	0.34%	10.5%

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates
	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,533,091	$72,800	6.51%	$4,096,866	$64,788	6.36%
Loans held for sale	106	3	11.48	70	3	17.24
Securities:
U.S. Treasury and agencies	739,512	4,054	2.22	798,797	4,269	2.15
Tax exempt state and political subdivisions (3)	99,047	822	3.37	106,893	877	3.30
Other securities	211,179	1,721	3.31	245,495	2,461	4.03
Federal Reserve Bank and Federal Home Loan Bank stock	9,853	188	7.74	9,397	210	8.99
Federal funds sold	0	0	0.00	55	1	7.31
Interest bearing deposits	253,202	2,708	4.34	198,400	2,652	5.38
Other investments	245	1	1.66	245	1	1.64
Investment in unconsolidated subsidiaries	1,857	29	6.33	1,857	34	7.36
Total earning assets	$5,848,092	$82,326	5.71%	$5,458,075	$75,296	5.55%
Allowance for credit losses	(55,423)			(50,144)
Total earnings assets, net of allowance for credit losses	5,792,669			5,407,931
Nonearning assets:
Cash and due from banks	54,677			60,388
Premises and equipment and right of use assets, net	65,011			61,774
Other assets	264,032			256,422
Total assets	$6,176,389			$5,786,515

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,479,835	$14,400	2.35%	$2,213,133	$15,355	2.79%
Time deposits	1,356,907	13,058	3.90	1,266,164	12,321	3.91
Repurchase agreements and federal funds purchased	233,970	2,318	4.02	226,234	2,575	4.58
Advances from Federal Home Loan Bank	311	0	0.00	331	0	0.00
Long-term debt	63,989	971	6.15	64,215	1,120	7.01
Finance lease liability	3,439	40	4.72	3,436	40	4.68
Total interest bearing liabilities	$4,138,451	$30,787	3.02%	$3,773,513	$31,411	3.35%

Noninterest bearing liabilities:
Demand deposits	1,206,681			1,251,789
Other liabilities	56,350			52,872
Total liabilities	5,401,482			5,078,174

Shareholders’ equity	774,907			708,341
Total liabilities and shareholders’ equity	$6,176,389			$5,786,515

Net interest income, tax equivalent		$51,539			$43,885
Less tax equivalent interest income		272			294
Net interest income		$51,267			$43,591
Net interest spread			2.69%			2.20%
Benefit of interest free funding			0.88			1.03
Net interest margin			3.57%			3.23%

(1) Interest includes fees on loans of $0.6 million and $0.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential
The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the three months ended March 31, 2025 and March 31, 2024.
	Total Change Three Months Ended March 31	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$8,012	$114,728	$(106,716)
Loans held for sale	0	20	(20)
U.S. Treasury and agencies	(215)	(5,047)	4,832
Tax exempt state and political subdivisions	(55)	(1,034)	979
Other securities	(740)	(6,053)	5,313
Federal Reserve Bank and Federal Home Loan Bank stock	(22)	160	(182)
Federal funds sold	(1)	0	(1)
Interest bearing deposits	56	10,590	(10,534)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(5)	0	(5)
Total interest income	7,030	113,364	(106,334)

Interest expense:
Savings and demand deposits	(955)	28,130	(29,085)
Time deposits	737	14,364	(13,627)
Repurchase agreements and federal funds purchased	(257)	1,398	(1,655)
Advances from Federal Home Loan Bank	0	0	0
Long-term debt	(149)	(65)	(84)
Finance lease liability	0	1	(1)
Total interest expense	(624)	43,828	(44,452)

Net interest income	$7,654	$69,536	$(61,882)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.
          Net interest income for the quarter of $51.3 million was $1.7 million, or 3.5%, above prior quarter and $7.7 million, or 17.6%, above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.57% increased 14 basis points from prior quarter and 34 basis points from prior year same quarter.  Our quarterly average earning assets increased $68.7 million from prior quarter and $390.0 million from prior year same quarter.  Our yield on average earning assets increased 5 basis points from prior quarter and 16 basis points from prior year same quarter, while our cost of funds decreased 16 basis points from prior quarter and 33 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 85.9% for the quarter ended March 31, 2025 compared to 84.4% for the quarter ended December 31, 2024 and 82.7% for the quarter ended March 31, 2024.

Provision for Credit Losses
Our provision for credit losses at $3.6 million for the quarter increased $1.0 million from prior quarter and $0.9 million from prior year same quarter.  Of the provision for the quarter, $2.0 million was allotted to fund loan growth, while the remainder was used to fund net losses.  Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2025 was 214.7% compared to 206.0% at December 31, 2024 and 319.0% at March 31, 2024.  Our credit loss reserve as a percentage of total loans outstanding at March 31, 2025 remained at 1.23% from December 31, 2024 compared to 1.22% at March 31, 2024.
Noninterest Income
				Percent Change
				1Q 2025 Compared to:
($ in thousands)	1Q 2025	4Q 2024	1Q 2024	4Q 2024	1Q 2024
Deposit related fees	$6,822	$7,619	$7,011	(10.5)%	(2.7)%
Trust revenue	3,981	3,961	3,517	0.5	13.2
Gains on sales of loans	47	50	45	(5.2)	5.9
Loan related fees	965	1,472	1,352	(34.4)	(28.6)
Bank owned life insurance revenue	1,035	915	1,292	13.1	(19.9)
Brokerage revenue	494	536	490	(7.8)	0.8
Other	1,553	1,607	1,427	(3.4)	8.8
Total noninterest income	$14,897	$16,160	$15,134	(7.8)%	1.6%

Noninterest income for the quarter ended March 31, 2025 of $14.9 million was $1.3 million, or 7.8%, below prior quarter and $0.2 million, or 1.6%, below prior year same quarter.  The variance quarter over quarter was primarily the result of decreases in deposit related fees ($0.8 million) and loan related fees ($0.5 million).  Year over year decreases in loan related fees ($0.4 million), bank owned life insurance revenue ($0.3 million), and deposit related fees ($0.2 million) were partially offset by increases in trust revenue ($0.5 million) and securities gains ($0.1 million).  The decrease in loan related fees resulted primarily from the fluctuation in the fair market value of our mortgage servicing rights.
Noninterest Expense
				Percent Change
				1Q 2025 Compared to:
($ in thousands)	1Q 2025	4Q 2024	1Q 2024	4Q 2024	1Q 2024
Salaries	$13,269	$13,310	$13,036	(0.3)%	1.8%
Employee benefits	6,849	6,883	7,086	(0.5)	(3.3)
Net occupancy and equipment	3,440	3,015	3,028	14.1	13.6
Data processing	2,859	3,181	2,518	(10.1)	13.5
Legal and professional fees	1,225	1,039	832	18.0	47.2
Advertising and marketing	673	821	577	(18.0)	16.6
Taxes other than property and payroll	529	436	442	21.3	19.7
Other	5,364	5,084	4,701	5.5	14.1
Total noninterest expense	$34,208	$33,769	$32,220	1.3%	6.2%

Noninterest expense for the quarter ended March 31, 2025 of $34.2 million was $0.4 million, or 1.3%, above prior quarter and $2.0 million, or 6.2%, above prior year same quarter.  The quarter over quarter increase primarily resulted from increases in net occupancy and equipment expense ($0.4 million) and legal and professional fees ($0.2 million), partially offset by a decrease in data processing expense ($0.3 million).  The year over year increase was primarily due to increases in net occupancy and equipment expense ($0.4 million), data processing expense ($0.3 million), legal and professional fees ($0.4 million), operating losses ($0.3 million), and loan related expenses ($0.2 million).
Balance Sheet Review
CTBI’s total assets at $6.3 billion as of March 31, 2025 increased $83.3 million, or 5.5% annualized, from December 31, 2024 and $426.3 million, or 7.3%, from March 31, 2024.  Loans outstanding at $4.6 billion increased $149.9 million, an annualized 13.5%, from December 31, 2024 and $475.4 million, or 11.4%, from March 31, 2024.  The increase in loans from prior quarter included an $85.0 million increase in the commercial loan portfolio, a $28.8 million increase in the residential loan portfolio, and a $38.3 million increase in the indirect consumer loan portfolio, partially offset by a $2.2 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio decreased $46.7 million, or an annualized 17.9%, from December 31, 2024 and $102.2 million, or 9.2%, from March 31, 2024.  The decrease in the investment portfolio during the quarter was due to management’s decision to reinvest certain maturities into the loan portfolio.  Deposits in other banks decreased $24.4 million from prior quarter but increased $34.7 million from March 31, 2024.
Deposits, including repurchase agreements, at $5.4 billion increased $47.5 million, or an annualized 3.6%, from December 31, 2024 and $338.9 million, or 6.8%, from March 31, 2024.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of March 31, 2025, no one customer accounted for more than 3% of our $5.1 billion in deposits.  Only two customer relationships accounted for more than 1% each.
Shareholders’ equity at $784.2 million increased $26.6 million, or an annualized 14.2%, during the quarter and $76.4 million, or 10.8%, from March 31, 2024.  Net unrealized losses on securities, net of deferred taxes, were $86.1 million at March 31, 2025, compared to $98.4 million at December 31, 2024 and $106.9 million at March 31, 2024.  CTBI’s annualized dividend yield to shareholders as of March 31, 2025 was 3.73%.

Loans
(dollars in thousands)	March 31, 2025
Loan Category	Balance	Variance from Prior Year	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$475,582	3.7%	$0	$0	$5,594
Commercial real estate residential	535,427	5.3	(13)	2,955	6,059
Commercial real estate nonresidential	913,238	5.6	2	12,979	11,381
Dealer floorplans	75,101	(11.6)	0	0	551
Commercial other	358,278	0.8	(324)	1,848	3,936
Total commercial	2,357,626	3.7	(335)	17,782	27,521

Residential:
Real estate mortgage	1,066,973	2.3	(66)	7,309	12,322
Home equity	172,688	3.1	9	593	1,309
Total residential	1,239,661	2.4	(57)	7,902	13,631

Consumer:
Consumer direct	150,614	(1.5)	(187)	194	2,127
Consumer indirect	888,635	4.5	(996)	649	13,682
Total consumer	1,039,249	3.6	(1,183)	843	15,809

Total loans	$4,636,536	3.3%	$(1,575)	$26,527	$56,961

Total Deposits and Repurchase Agreements
				Percent Change
				1Q 2025 Compared to:
(dollars in thousands)	1Q 2025	YE 2024	1Q 2024	YE 2024	1Q 2024
Noninterest bearing deposits	$1,235,544	$1,242,676	$1,274,583	(0.6)%	(3.1)%
Interest bearing deposits
Interest checking	158,968	167,736	131,227	(5.2)	21.1
Money market savings	1,828,051	1,781,415	1,608,849	2.6	13.
Savings accounts	516,379	511,378	543,338	1.	(5.0)
Time deposits	1,372,363	1,366,984	1,226,273	0.4%	11.9%
Repurchase agreements	246,556	240,166	234,671	2.7	5.1
Total interest bearing deposits and repurchase agreements	4,122,317	4,067,679	3,744,358	1.3	10.1
Total deposits and repurchase agreements	$5,357,861	$5,310,355	$5,018,941	0.9%	6.8%

Deposit Maturities
Maturities of uninsured certificates of deposit and other time deposits are presented below:
	Maturities by Period at March 31, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$373,016	$352,717	$7,950	$9,145	$1,517	$1,687	$0

As of March 31, 2025, we had approximately $1.5 million in uninsured deposits.  CTBI has no brokered deposits.
Repurchase Agreements
Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:
	Repurchase Agreements
($ in thousands)	Balance Outstanding as of Quarter End	Average Balance Outstanding For the Quarter End	Maximum Balance Outstanding During the Quarter Ended
March 31, 2025	$246,556	$233,470	$246,556
December 31, 2024	240,166	233,183	240,166
March 31, 2024	234,671	225,734	234,671

Asset Quality
Our total nonperforming loans decreased to $26.5 million at March 31, 2025 from $26.7 million at December 31, 2024 but increased from $15.9 million at March 31, 2024.  Accruing loans 90+ days past due at $10.8 million increased $0.5 million from prior quarter but decreased $0.7 million from March 31, 2024.  Nonaccrual loans at $15.7 million decreased $0.7 million from prior quarter but increased $11.4 million from March 31, 2024.  Accruing loans 30-89 days past due at $14.5 million decreased $2.3 million from prior quarter but increased $2.3 million from March 31, 2024.  Nonaccrual loans to totals loans for the quarters ended March 31, 2025 and 2024 were 0.3% and 0.1%, respectively.  The allowance for credit losses to nonaccrual loans for the quarters ended March 31, 2025 and 2024 was 363.0% and 1,175.5%, respectively.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 81% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.
We had net loan charge-offs of $1.6 million, or 0.14% of average loans annualized, for the first quarter of 2025 compared to $1.0 million, or 0.09% of average loans annualized, for the fourth quarter of 2024 and $1.6 million, or 0.16% of average loans annualized, for the first quarter of 2024.  Of the net charge-offs for the quarter, $0.4 million were in indirect consumer loans, $0.3 million were in commercial loans, $0.8 million were in direct consumer loans, and $0.1 million were in residential loans.

Dividends
The following schedule shows the quarterly cash dividends paid for the past six quarters:
Pay Date	Record Date	Amount Per Share
April 1, 2025	March 15, 2025	$0.47
January 1, 2025	December 15, 2024	$0.47
October 1, 2024	September 15, 2024	$0.47
July 1, 2024	June 15, 2024	$0.46
April 1, 2024	March 15, 2024	$0.46
January 1, 2024	December 15, 2023	$0.46

Liquidity and Market Risk
The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of March 31, 2025, we had approximately $340.7 million in cash and cash equivalents and approximately $111.0 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $369.5 million and $170.6 million, respectively, at December 31, 2024.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at March 31, 2025 and December 31, 2024.  As of March 31, 2025, we had a $508.5 million available borrowing position with the Federal Home Loan Bank, compared to $485.0 million at December 31, 2024.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2025 and December 31, 2024, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2025 were deposits with the Federal Reserve of $265.1 million, compared to $289.4 million at December 31, 2024.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.
The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2025, available-for-sale (“AFS”) securities comprised all of the total investment portfolio, and the AFS portfolio was approximately 129% of equity capital.  Ninety-one percent of the pledge-eligible portfolio was pledged.

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
Capital Resources
We continue to offer a dividend to our shareholders, providing an annualized dividend yield for the quarter ended March 31, 2025 of 3.73%.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.47 per share for the three months ended March 31, 2025.  We retained 61.5% of our earnings for the first three months of 2025 compared to 55.8% for the first three months of 2024.
Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of March 31, 2025 was 13.81%.  CTB’s CBLR ratio as of March 31, 2025 was 13.32%.
As of March 31, 2025, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.
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
Stock Repurchase Program
CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of March 31, 2025, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.
Critical Accounting Estimates
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
We believe the application of accounting policies and the estimates required therein are reasonable.  These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.  Historically, we have found our application of accounting estimates to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
Our accounting policies are described in Note 1 to the condensed consolidated financial statements contained herein.  We have identified the following critical accounting estimates:
Allowance for Credit Losses – We disaggregate our portfolio loans into portfolio segments for purposes of determining the ACL.  Our loan portfolio segments include commercial, residential mortgage, and consumer.  We further disaggregate our portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  For an analysis of CTBI’s ACL by portfolio segment and credit quality information by class, refer to Note 4 to the condensed consolidated financial statements contained herein.
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
Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  CTBI uses a discounted cash flow (“DCF”) model for all loan segments.  The primary reasons that contributed to this decision were: DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first party data is not available or meaningful.  Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.   See Note 4 to the condensed consolidated financial statements contained herein for information on CTBI’s risk rating system.
CTBI’s expected credit loss models consider historical credit loss experience, peer data, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.  Generally, CTBI considers our forecasts to be reasonable and supportable for a period of up to one year from the estimation date.  For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information on an input basis.  CTBI reverts to a long-run average of the modeled economic factors over four quarters to derive a long-run average probability of default/loss given default.  CTBI evaluates the length of our reasonable and supportable forecast period, our reversion period, and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.56% over one year and 4.08% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 3.08% over one year and 5.24% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2025, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2025 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.
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

During the three months ended March 31, 2025, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
COMMUNITY TRUST BANCORP, INC.

Date: May 9, 2025	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer