Form 10-Q
period 2025-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2025-08-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Common stock – 18,110,585 shares outstanding at July 31, 2025

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) June 30 2025	December 31 2024
Assets:
Cash and due from banks	$76,556	$73,021
Interest bearing deposits	318,734	296,484
Cash and cash equivalents	395,290	369,505

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,102,258 and $1,186,649, respectively)	994,990	1,055,728
Equity securities at fair value	4,410	3,781
Loans held for sale	345	184

Loans	4,701,793	4,486,637
Allowance for credit losses	(57,825)	(54,968)
Net loans	4,643,968	4,431,669

Premises and equipment, net	52,118	49,630
Operating right-of-use assets	12,298	11,414
Finance right-of-use assets	2,912	2,971
Federal Home Loan Bank stock	9,553	5,062
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	116,073	101,509
Mortgage servicing rights	7,096	7,357
Other real estate owned	4,857	3,647
Deferred tax asset	23,918	29,065
Accrued interest receivable	24,455	24,758
Other assets	28,033	26,343
Total assets	$6,390,938	$6,193,245

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,258,205	$1,242,676
Interest bearing	3,974,803	3,827,513
Total deposits	5,233,008	5,070,189

Repurchase agreements	225,075	240,166
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	304	314
Long-term debt	63,901	64,016
Operating lease liability	12,646	11,751
Finance lease liability	3,441	3,439
Accrued interest payable	15,131	8,378
Other liabilities	30,063	36,908
Total liabilities	5,584,069	5,435,661

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2025 – 18,105,371; 2024 – 18,057,923	90,527	90,290
Capital surplus	235,154	233,802
Retained earnings	561,805	531,861
Accumulated other comprehensive loss, net of tax	(80,617)	(98,369)
Total shareholders’ equity	806,869	757,584

Total liabilities and shareholders’ equity	$6,390,938	$6,193,245

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans, including loans held for sale	$75,828	$67,264	$148,564	$131,980
Interest and dividends on securities
Taxable	5,709	6,332	11,484	13,062
Tax exempt	613	653	1,230	1,312
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	181	175	369	384
Interest on Federal Reserve Bank deposits	3,142	2,121	5,790	4,712
Other, including interest on federal funds sold	98	103	188	200
Total interest income	85,571	76,648	167,625	151,650

Interest expense:
Interest on deposits	28,170	27,144	55,628	54,820
Interest on repurchase agreements and federal funds purchased	2,352	2,641	4,670	5,216
Interest on advances from Federal Home Loan Bank	13	15	13	15
Interest on long-term debt	996	1,170	2,007	2,330
Total interest expense	31,531	30,970	62,318	62,381

Net interest income	54,040	45,678	105,307	89,269
Provision for credit losses	2,094	2,972	5,662	5,628
Net interest income after provision for credit losses	51,946	42,706	99,645	83,641

Noninterest income:
Deposit related fees	7,350	7,308	14,172	14,319
Gains on sales of loans, net	77	119	124	164
Trust and wealth management income	4,092	3,736	8,073	7,253
Loan related fees	1,249	1,320	2,214	2,672
Bank owned life insurance revenue	1,102	1,815	2,137	3,107
Brokerage revenue	526	683	1,020	1,173
Securities gains (losses)	150	(474)	630	(103)
Other noninterest income	1,625	1,201	2,698	2,257
Total noninterest income	16,171	15,708	31,068	30,842

Noninterest expense:
Officer salaries and employee benefits	5,610	4,132	10,007	8,373
Other salaries and employee benefits	16,044	15,459	31,765	31,340
Occupancy, net	2,389	2,375	5,140	4,753
Equipment	783	714	1,472	1,364
Data processing	3,326	2,669	6,185	5,187
Taxes other than property and payroll	573	438	1,102	880
Legal fees	319	297	879	515
Professional fees	682	681	1,347	1,295
Advertising and marketing	765	856	1,438	1,433
FDIC insurance	688	645	1,377	1,287
Other real estate owned provision and expense	64	19	125	59
Repossession expense	264	298	457	524
Other noninterest expense	4,156	3,839	8,577	7,632
Total noninterest expense	35,663	32,422	69,871	64,642

Income before income taxes	32,454	25,992	60,842	49,841
Income taxes	7,555	6,493	13,971	11,663
Net income	24,899	19,499	46,871	38,178

Other comprehensive gain (loss):
Unrealized holding gains (losses) arising during the period	7,258	(312)	23,653	(5,037)
Less: Reclassification adjustments for realized gains included in net income	1	1	1	1
Tax expense (benefit)	1,809	(79)	5,900	(1,258)
Other comprehensive gain (loss), net of tax	5,448	(234)	17,752	(3,780)
Comprehensive income	$30,347	$19,265	$64,623	$34,398

Basic earnings per share	$1.38	$1.09	$2.60	$2.13
Diluted earnings per share	$1.38	$1.09	$2.60	$2.13

Weighted average shares outstanding-basic	18,012	17,939	18,004	17,932
Weighted average shares outstanding-diluted	18,036	17,959	18,029	17,951

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2025	18,101,765	$90,510	$234,355	$545,372	$(86,065)	$784,172
Net income				24,899		24,899
Other comprehensive income (loss)					5,448	5,448
Cash dividends declared ($0.47 per share)				(8,466)		(8,466)
Issuance of common stock	11,776	59	397			456
Vesting of restricted stock	(2,608)	(14)	14			0
Forfeiture of restricted stock	(5,562)	(28)	28			0
Stock-based compensation			360			360
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2024	18,019,349	$90,096	$231,626	$492,869	$(106,867)	$707,724
Net income				19,499		19,499
Other comprehensive income (loss)					(234)	(234)
Cash dividends declared $(0.46 per share)				(8,252)		(8,252)
Issuance of common stock	7,165	36	245			281
Vesting of restricted stock	(423)	(2)	2			0
Forfeiture of restricted stock	(328)	(1)	1			0
Stock-based compensation			305			305
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				46,871		46,871
Other comprehensive income (loss)					17,752	17,752
Cash dividends declared ($0.94 per share)				(16,927)		(16,927)
Issuance of common stock	42,578	213	519			732
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(28,106)	(141)	141			0
Forfeiture of restricted stock	(5,562)	(28)	28			0
Stock-based compensation			857			857
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				38,178		38,178
Other comprehensive income (loss)					(3,780)	(3,780)
Cash dividends declared ($0.92 per share)				(16,501)		(16,501)
Issuance of common stock	36,191	181	391			572
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			607			607
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$46,871	$38,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,897
Amortization of operating lease right-of-use assets	835	523
Deferred tax expense (benefit)	(754)	251
Stock-based compensation	947	687
Provision for credit losses	5,662	5,628
Write-downs of other real estate owned and other repossessed assets	36	49
Gains on sale of mortgage loans held for sale	(124)	(164)
Securities gains	(1)	(1)
Fair value adjustments in equity securities	(629)	104
Gains on sale of assets, net	(111)	(68)
Proceeds from sale of mortgage loans held for sale	4,582	6,160
Funding of mortgage loans held for sale	(4,669)	(6,260)
Amortization of securities premiums and discounts, net	1,219	1,257
Change in cash surrender value of bank owned life insurance	(1,454)	(2,492)
Payment of operating lease liabilities	(824)	(517)
Interest expense on finance lease liabilities	81	81
Fair value adjustments in mortgage servicing rights	311	(18)
Changes in:
Accrued interest receivable	303	(867)
Other assets	(1,567)	(4,862)
Accrued interest payable	6,753	4,871
Other liabilities	(6,937)	1,718
Net cash provided by operating activities	52,513	46,155

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(52,375)	(13,109)
Proceeds from sales of AFS securities	0	1,084
Proceeds from prepayments, calls, and maturities of AFS securities	135,548	79,134
Change in loans, net	(219,569)	(213,641)
Purchase of premises and equipment	(4,437)	(3,705)
Purchase of Federal Home Loan Bank stock	(4,491)	(4,423)
Proceeds from sale of other real estate owned and repossessed assets	375	298
Additional investment in other real estate owned and repossessed assets	0	(12)
Additional investment in bank owned life insurance	(13,548)	0
Liquidation of cash surrender value of bank owned life insurance	438	1,806
Proceeds from settlement of bank owned life insurance	0	1,308
Net cash used in investing activities	(158,059)	(151,260)

Cash flows from financing activities:
Change in deposits, net	162,819	9,176
Change in repurchase agreements and federal funds purchased, net	(15,091)	2,331
Proceeds from Federal Home Loan Bank advances	100,000	100,000
Payments on advances from Federal Home Loan Bank	(100,010)	(100,010)
Payment of finance lease liabilities	(79)	(77)
Repayment of long-term debt/other borrowings	(115)	(111)
Issuance of common stock	732	572
Dividends paid	(16,925)	(16,515)
Net cash provided by (used in) financing activities	131,331	(4,634)
Net increase (decrease) in cash and cash equivalents	25,785	(109,739)
Cash and cash equivalents at beginning of period	369,505	271,400
Cash and cash equivalents at end of period	$395,290	$161,661

Supplemental disclosures:
Income taxes paid	$14,425	$10,891
Interest paid	55,565	57,510
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,248	197
Common stock dividends accrued, paid in subsequent quarter	278	277
Real estate acquired in settlement of loans	3,733	474
Right-of-use assets obtained in exchange for new operating lease liabilities	1,719	0

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

➢ The One Big Beautiful Bill Act (“OBBBA”) – The OBBBA, signed into law on July 4, 2025, introduces a series of legislative changes with notable impacts on financial institutions.  Here’s an overview of some key impacts:

1.  Regulatory changes and compliance obligations
•	CFPB funding cut: The OBBBA significantly reduces the funding for the Consumer Financial Protection Bureau (CFPB).
•	Foreign Remittance Excise Tax: A 1% excise tax is introduced on cash-based foreign remittance transfers, effective after December 31, 2025, with certain exemptions.
•
Enhanced Due Diligence for Green Energy and Manufacturing Incentives: Financial institutions involved in financing or investing in green energy and manufacturing projects must conduct stricter due diligence due to new restrictions on tax credit eligibility for entities associated with “foreign entities of concern.”

2.  Changes affecting financial products and services
•	Trump Accounts: A new tax-advantaged savings account for eligible minors is established.
•	Agricultural Finance and Insurance Expansion: The OBBBA enhances agricultural finance and insurance through increased support for farmers.

3.  Tax and investment incentives
•	Bonus Depreciation: The 100% bonus depreciation is made permanent for most qualified business assets placed in service after January 19, 2025.
•	Expensing of Domestic R&E Expenditures: The ability to immediately deduct domestic research and development expenditures is reinstated starting January 1, 2025.
•	Qualified Opportunity Zones (“QOZ”s): The QOZ program is made permanent with certain changes.

CTBI is still assessing the OBBBA’s provisions and their potential implications for our operations, clients, and risk management strategies.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities; therefore, no ACL for AFS securities has been recorded.

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

CTBI uses management judgement for qualitative loss factors such as delinquency trends, supervision and administration, quality control exceptions, collateral values, and industry concentrations.  The ACL software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL quantitative reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation.  The qualitative loss factors are as follows:

•	Changes in delinquency trends by loan segment
•	Changes in international, national, regional, and local conditions
•	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•	A supervision and administration allocation based on CTBI’s loan review process
•	Exceptions in lending policies and procedures as measured by quarterly loan portfolio exceptions reports
•	Changes in the value of underlying collateral for collateral dependent loans
•	Changes in the nature and volume of the portfolio and terms of loans

While we recognize that import tariffs have created increased volatility and uncertainty in the financial markets, there has been no direct impact on our loan portfolio to date and no bank customers have requested financial relief directly because of import tariffs. We will continue to monitor our loan portfolio and work with any customers who become financially impacted by tariffs. We do not anticipate any immediate or significant negative impact to our asset quality in the near term.

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

The risk characteristics of CTBI’s material portfolio segments are as follows:

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.1% of total loans. This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Hotel/motel lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Management monitors and evaluates all commercial real estate loans based on collateral and risk grade criteria. Commercial construction loans generally are made to customers for the purpose of building income-producing properties, and any hotel/motel construction loan would be included in this segment. Personal guarantees of the principals are generally required. Such loans are made on a projected cash flow basis and are secured by the project being constructed. Construction loan draw procedures are included in each specific loan agreement, including required documentation items and inspection requirements. Construction loans may convert to term loans at the end of the construction period, or may be repaid by the take-out commitment from another financing source. If the loan is to convert to a term loan, the repayment ability is based on the borrower’s projected cash flow.  Risk is mitigated during the construction phase by requiring proper documentation and inspections whenever a draw is requested.

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

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the interim periods presented, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

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

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended June 30, 2025 and 2024 was $403 thousand and $344 thousand, respectively, including $43 thousand and $40 thousand, respectively, in dividends paid for those periods. Restricted stock expense for the six months ended June 30, 2025 and 2024 was $947 thousand and $687 thousand, respectively, including $90 thousand and $80 thousand, respectively, in dividends paid for those periods.  As of June 30, 2025, there was a total of $3.2 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.9 years.

The following table shows restricted stock activity for the three months ended June 30, 2025 and 2024:

June 30	2025		2024
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	99,612	$47.27	87,323	$43.45
Granted	0	-	0	-
Vested	(2,608)	47.60	(423)	43.32
Forfeited	(5,562)	46.76	(328)	43.32
Outstanding at end of period	91,442	$47.29	86,572	$43.45

The following table shows restricted stock activity for the six months ended June 30, 2025 and 2024:

June 30	2025		2024
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	86,572	$43.45	96,840	$43.75
Granted	38,538	53.53	15,000	41.29
Vested	(28,106)	44.11	(22,831)	43.37
Forfeited	(5,562)	46.76	(2,437)	42.87
Outstanding at end of period	91,442	$47.29	86,572	$43.45

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

There was no stock option activity for the quarters ended June 30, 2025 and 2024.  There was no compensation expense related to stock option grants for the three months ended June 30, 2025 and 2024 and no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.

Note 3 – Securities

The amortized cost and fair value of debt securities at June 30, 2025 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$259,632	$77	$(12,183)	$247,526
State and political subdivisions	303,197	65	(45,517)	257,745
Agency mortgage-backed securities	490,995	856	(50,440)	441,411
Asset-backed securities	48,434	33	(159)	48,308
Total available-for-sale securities	$1,102,258	$1,031	$(108,299)	$994,990

The amortized cost and fair value of debt securities at December 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$360,027	$84	$(18,616)	$341,495
State and political subdivisions	304,588	12	(51,043)	253,557
Agency mortgage-backed securities	471,000	131	(61,422)	409,709
Asset-backed securities	51,034	10	(77)	50,967
Total available-for-sale securities	$1,186,649	$237	$(131,158)	$1,055,728

The amounts reported in the preceding tables exclude accrued interest on securities of $4.3 million and $4.6 million at June 30, 2025 and December 31, 2024, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.
The amortized cost and fair value of debt securities at June 30, 2025 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$101,844	$99,554
Due after one through five years	202,131	189,904
Due after five through ten years	137,711	120,161
Due after ten years	121,143	95,652
Agency mortgage-backed securities	490,995	441,411
Asset-backed securities	48,434	48,308
Total debt securities	$1,102,258	$994,990

During the three months ended June 30, 2025, we had a net securities gain of $150 thousand, consisting of a pre-tax gain of $1 thousand on calls of AFS securities and an unrealized gain of $149 thousand from the fair value adjustment of equity securities. During the three months ended June 30, 2024, we had a net securities loss of $474 thousand, consisting of a pre-tax gain of $1 thousand on calls of AFS securities and an unrealized loss of $475 thousand from the fair value adjustment of equity securities. During the six months ended June 30, 2025, we had a net securities gain of $630 thousand, consisting of a pre-tax gain of $1 thousand realized on calls of AFS securities and an unrealized gain of $629 thousand from the fair value adjustments of equity securities. During the six months ended June 30, 2024, we had a net securities loss of $103 thousand, consisting of a pre-tax gain of $1 thousand realized on sales and calls of AFS securities and an unrealized loss of $104 thousand from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $612.3 million at June 30, 2025 and $630.8 million at December 31, 2024.  The fair value of securities pledged was $556.5 million at June 30, 2025 and $563.2 million at December 31, 2024.

The amortized cost of securities sold under agreements to repurchase amounted to $336.0 million at June 30, 2025 and $330.0 million at December 31, 2024.  The fair value of securities pledged was $299.0 million at June 30, 2025 and $292.2 million at December 31, 2024.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2025 indicates that all impairment is market and interest rate driven and not credit-related. The percentage of total debt securities with unrealized losses as of June 30, 2025 was 90.2% compared to 95.5% as of December 31, 2024. The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2025 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$3,260	$(3)	$3,257
State and political subdivisions	10,030	(374)	9,656
Agency mortgage-backed securities	22,604	(418)	22,186
Asset-backed securities	24,543	(15)	24,528
Total <12 months AFS securities with unrealized losses	60,437	(810)	59,627

12 Months or More
U.S. Treasury and government agencies	250,876	(12,180)	238,696
State and political subdivisions	283,887	(45,143)	238,744
Agency mortgage-backed securities	395,468	(50,022)	345,446
Asset-backed securities	14,960	(144)	14,816
Total ≥12 months AFS securities with unrealized losses	945,191	(107,489)	837,702

Total
U.S. Treasury and government agencies	254,136	(12,183)	241,953
State and political subdivisions	293,917	(45,517)	248,400
Agency mortgage-backed securities	418,072	(50,440)	367,632
Asset-backed securities	39,503	(159)	39,344
Total AFS securities with unrealized losses	$1,005,628	$(108,299)	$897,329

The analysis performed as of December 31, 2024 indicated that all impairment was market and interest rate driven and not credit-related. The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2024 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,396	$(2)	$1,394
State and political subdivisions	14,262	(192)	14,070
Agency mortgage-backed securities	28,028	(994)	27,034
Asset-backed securities	24,545	(14)	24,531
Total <12 months AFS securities with unrealized losses	68,231	(1,202)	67,029

12 Months or More
U.S. Treasury and government agencies	351,315	(18,614)	332,701
State and political subdivisions	288,445	(50,851)	237,594
Agency mortgage-backed securities	416,270	(60,428)	355,842
Asset-backed securities	15,579	(63)	15,516
Total ≥12 months AFS securities with unrealized losses	1,071,609	(129,956)	941,653

Total
U.S. Treasury and government agencies	352,711	(18,616)	334,095
State and political subdivisions	302,707	(51,043)	251,664
Agency mortgage-backed securities	444,298	(61,422)	382,876
Asset-backed securities	40,124	(77)	40,047
Total AFS securities with unrealized losses	$1,139,840	$(131,158)	$1,008,682

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

Equity Securities at Fair Value

Equity securities at fair value as of June 30, 2025 were $4.4 million, as a result of a $149 thousand increase in the fair value in the second quarter of 2025 and a $629 thousand increase for the six months ended June 30, 2025.  The fair value of equity securities decreased $475 thousand in the second quarter of 2024 and $104 thousand for the six months ended June 30, 2024.  No equity securities were sold during the three and six months ended June 30, 2025 or 2024.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

June 30, 2025 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$477,175	$0	$0	$477,175
Commercial real estate residential	559,906	0	0	559,906
Commercial real estate nonresidential	917,526	(4,063)	0	913,463
Dealer floorplans	70,270	0	0	70,270
Commercial other	360,828	(10)	933	361,751
Commercial loans	2,385,705	(4,073)	933	2,382,565

Real estate mortgage	1,109,022	3,650	0	1,112,672
Home equity lines	177,135	0	0	177,135
Residential loans	1,286,157	3,650	0	1,289,807

Consumer direct	150,915	0	0	150,915
Consumer indirect	844,753	503	33,250	878,506
Consumer loans	995,668	503	33,250	1,029,421

Loans and lease financing	$4,667,530	$80	$34,183	$4,701,793

December 31, 2024 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$458,832	$0	$0	$458,832
Commercial real estate residential	508,310	0	0	508,310
Commercial real estate nonresidential	868,993	(3,962)	0	865,031
Dealer floorplans	84,956	0	0	84,956
Commercial other	355,568	(18)	0	355,550
Commercial loans	2,276,659	(3,980)	0	2,272,679

Real estate mortgage	1,039,777	3,624	0	1,043,401
Home equity lines	167,425	0	0	167,425
Residential loans	1,207,202	3,624	0	1,210,826

Consumer direct	152,843	0	0	152,843
Consumer indirect	817,893	357	32,039	850,289
Consumer loans	970,736	357	32,039	1,003,132

Loans and lease financing	$4,454,597	$1	$32,039	$4,486,637

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Hotel/motel loans are a significant concentration for CTBI, representing approximately 10.1% of total loans.  This industry has unique risk characteristics as it is highly susceptible to changes in the domestic and global economic environments, which can cause the industry to experience substantial volatility.  Additionally, any hotel/motel construction loans would be included in this segment as CTBI’s construction loans are primarily completed as one loan going from construction to permanent financing.  These loans are originated based on the borrower’s ability to service the debt and secondarily based on the fair value of the underlying collateral.

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

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balance above.  Loans held for sale are recorded at lower of cost or fair value and were $0.3 million at June 30, 2025 and $0.2 million at December 31, 2024.  Accrued interest receivable for loan balances was $18.6 million at June 30, 2025 and $18.7 million at December 31, 2024.

Allowance for Credit Losses

The following tables present the balance in the ACL for loans for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,594	$10	$0	$0	$5,604
Commercial real estate residential	6,059	457	(41)	5	6,480
Commercial real estate nonresidential	11,381	72	0	4	11,457
Dealer floorplans	551	(44)	0	0	507
Commercial other	3,936	220	(551)	106	3,711
Real estate mortgage	12,322	630	(2)	3	12,953
Home equity	1,309	298	(7)	4	1,604
Consumer direct	2,127	104	(199)	99	2,131
Consumer indirect	13,682	470	(1,728)	954	13,378
Total ACL	$56,961	$2,217	$(2,528)	$1,175	$57,825

	Six Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,208	$396	$0	$0	$5,604
Commercial real estate residential	5,467	1,062	(59)	10	6,480
Commercial real estate nonresidential	10,307	1,144	(2)	8	11,457
Dealer floorplans	682	(175)	0	0	507
Commercial other	3,832	648	(955)	186	3,711
Real estate mortgage	12,504	514	(80)	15	12,953
Home equity	1,499	99	(7)	13	1,604
Consumer direct	2,221	197	(467)	180	2,131
Consumer indirect	13,248	1,900	(3,680)	1,910	13,378
Total ACL	$54,968	$5,785	$(5,250)	$2,322	$57,825

	Three Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,940	$(493)	$0	$0	$4,447
Commercial real estate residential	4,128	211	0	10	4,349
Commercial real estate nonresidential	8,178	478	0	50	8,706
Dealer floorplans	721	(160)	0	0	561
Commercial other	3,799	149	(679)	116	3,385
Real estate mortgage	10,325	1,535	(24)	4	11,840
Home equity	1,304	8	0	6	1,318
Consumer direct	3,571	131	(189)	91	3,604
Consumer indirect	13,605	1,113	(1,944)	1,164	13,938
Total ACL	$50,571	$2,972	$(2,836)	$1,441	$52,148

	Six Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$(145)	$0	$0	$4,447
Commercial real estate residential	4,285	50	0	14	4,349
Commercial real estate nonresidential	7,560	1,093	0	53	8,706
Dealer floorplans	659	(98)	0	0	561
Commercial other	3,760	263	(846)	208	3,385
Real estate mortgage	10,197	1,676	(51)	18	11,840
Home equity	1,367	(57)	0	8	1,318
Consumer direct	3,261	934	(722)	131	3,604
Consumer indirect	13,862	1,912	(3,884)	2,048	13,938
Total ACL	$49,543	$5,628	$(5,503)	$2,480	$52,148

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$18	$1,158	$2,124	$3,300
Commercial real estate nonresidential	8,000	2,094	1,249	11,343
Commercial other	469	742	102	1,313
Total commercial loans	8,487	3,994	3,475	15,956

Real estate mortgage	0	3,080	3,760	6,840
Home equity lines	0	211	476	687
Total residential loans	0	3,291	4,236	7,527

Consumer direct	0	165	59	224
Consumer indirect	0	0	679	679
Total consumer loans	0	165	738	903

Loans and lease financing	$8,487	$7,450	$8,449	$24,386

	December 31, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,248	$369	$1,617
Commercial real estate nonresidential	8,000	1,641	3,513	13,154
Commercial other	246	1,106	64	1,416
Total commercial loans	8,246	3,995	3,946	16,187

Real estate mortgage	0	3,748	5,072	8,820
Home equity lines	0	204	444	648
Total residential loans	0	3,952	5,516	9,468

Consumer direct	0	176	93	269
Consumer indirect	0	0	762	762
Total consumer loans	0	176	855	1,031

Loans and lease financing	$8,246	$8,123	$10,317	$26,686

Interest income recognized as of June 30, 2025 on nonaccrual loans totaled $9.6 thousand compared to $189.4 thousand at December 31, 2024.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of June 30, 2025 and December 31, 2024 (includes loans 90 days past due and still accruing as well):

	June 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$120	$0	$0	$120	$477,055	$477,175
Commercial real estate residential	937	744	2,698	4,379	555,527	559,906
Commercial real estate nonresidential	1,822	161	11,094	13,077	900,386	913,463
Dealer floorplans	0	0	0	0	70,270	70,270
Commercial other	856	250	940	2,046	359,705	361,751
Total commercial loans	3,735	1,155	14,732	19,622	2,362,943	2,382,565

Real estate mortgage	2,554	4,202	5,549	12,305	1,100,367	1,112,672
Home equity lines	1,885	428	565	2,878	174,257	177,135
Total residential loans	4,439	4,630	6,114	15,183	1,274,624	1,289,807

Consumer direct	912	189	224	1,325	149,590	150,915
Consumer indirect	4,131	1,447	679	6,257	872,249	878,506
Total consumer loans	5,043	1,636	903	7,582	1,021,839	1,029,421

Loans and lease financing	$13,217	$7,421	$21,749	$42,387	$4,659,406	$4,701,793

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$458,832	$458,832
Commercial real estate residential	575	444	828	1,847	506,463	508,310
Commercial real estate nonresidential	1,349	118	12,890	14,357	850,674	865,031
Dealer floorplans	0	0	0	0	84,956	84,956
Commercial other	1,033	595	1,018	2,646	352,904	355,550
Total commercial loans	2,957	1,157	14,736	18,850	2,253,829	2,272,679

Real estate mortgage	654	3,304	7,998	11,956	1,031,445	1,043,401
Home equity lines	1,919	348	613	2,880	164,545	167,425
Total residential loans	2,573	3,652	8,611	14,836	1,195,990	1,210,826

Consumer direct	876	107	268	1,251	151,592	152,843
Consumer indirect	4,872	1,096	762	6,730	843,559	850,289
Total consumer loans	5,748	1,203	1,030	7,981	995,151	1,003,132

Loans and lease financing	$11,278	$6,012	$24,377	$41,667	$4,444,970	$4,486,637

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year As of June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$35,083	$58,948	$91,700	$132,866	$26,690	$89,087	$6,075	$440,449
Watch	0	0	2,036	12,070	6,515	11,297	0	31,918
OAEM	0	0	0	0	0	0	0	0
Substandard	0	873	0	3,935	0	0	0	4,808
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	35,083	59,821	93,736	148,871	33,205	100,384	6,075	477,175

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	108,964	124,073	88,090	74,705	54,926	52,972	23,505	527,235
Watch	8,966	855	3,065	1,396	3,629	5,571	277	23,759
OAEM	0	0	0	0	0	55	0	55
Substandard	1,433	513	555	504	2,075	3,703	74	8,857
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	119,363	125,441	91,710	76,605	60,630	62,301	23,856	559,906

Commercial real estate residential year-to-date gross charge-offs	0	(18)	(41)	0	0	0	0	(59)

Commercial real estate nonresidential
Risk rating:
Pass	102,941	170,309	111,959	113,444	105,953	192,738	39,381	836,725
Watch	1,203	5,061	2,094	8,044	17,093	11,253	826	45,574
OAEM	0	0	0	0	0	18	0	18
Substandard	2,931	2,555	1,870	2,071	2,397	19,321	0	31,145
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	107,075	177,925	115,923	123,559	125,443	223,331	40,207	913,463

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	0	0	(2)	0	(2)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	60,685	60,685
Watch	0	0	0	0	0	0	9,306	9,306
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	70,270	70,270

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	47,755	49,169	42,905	31,871	23,102	41,890	77,547	314,239
Watch	11,420	1,099	713	613	185	538	14,311	28,879
OAEM	30	0	0	0	8,183	0	215	8,428
Substandard	3,244	1,150	3,475	409	263	504	1,160	10,205
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	62,449	51,418	47,093	32,893	31,733	42,932	93,233	361,751

Commercial other year-to-date gross charge-offs	(378)	(105)	(253)	(6)	(213)	0	0	(955)

Commercial loans
Risk rating:
Pass	294,743	402,499	334,654	352,886	210,671	376,687	207,193	2,179,333
Watch	21,589	7,015	7,908	22,123	27,422	28,659	15,414	130,130
OAEM	30	0	0	0	8,183	73	9,521	17,807
Substandard	7,608	5,091	5,900	6,919	4,735	23,528	1,513	55,294
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$323,970	$414,605	$348,462	$381,928	$251,011	$428,948	$233,641	$2,382,565

Total commercial loans year-to-date gross charge-offs	$(378)	$(123)	$(294)	$(6)	$(213)	$(2)	$0	$(1,016)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$72,924	$88,016	$134,663	$27,145	$21,609	$70,311	$5,419	$420,087
Watch	0	2,062	10,822	6,570	0	13,358	0	32,812
OAEM	0	0	0	0	0	0	0	0
Substandard	1,954	0	3,979	0	0	0	0	5,933
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	74,878	90,078	149,464	33,715	21,609	83,669	5,419	458,832

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	162,855	94,758	78,106	60,482	24,603	37,689	21,267	479,760
Watch	5,381	3,009	1,692	3,739	1,523	5,261	58	20,663
OAEM	31	0	0	0	0	58	0	89
Substandard	1,470	609	792	531	420	3,928	48	7,798
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	169,737	98,376	80,590	64,752	26,546	46,936	21,373	508,310

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate nonresidential
Risk rating:
Pass	180,139	121,801	124,200	120,623	62,674	155,561	38,270	803,268
Watch	4,574	2,004	4,004	8,683	3,425	6,970	624	30,284
OAEM	0	7	12	0	0	45	0	64
Substandard	4,873	1,527	357	2,700	11,179	10,778	0	31,414
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	189,586	125,339	128,573	132,006	77,278	173,355	38,894	865,031

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	82,639	82,639
Watch	0	0	0	0	0	0	1,861	1,861
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	456	0	456
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	456	84,500	84,956

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	83,742	43,935	38,912	25,806	25,187	19,520	79,851	316,953
Watch	1,823	877	671	295	111	533	14,739	19,049
OAEM	27	0	0	8,469	0	0	30	8,526
Substandard	2,301	4,279	2,203	299	447	162	1,331	11,022
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	87,893	49,091	41,786	34,869	25,745	20,215	95,951	355,550

Commercial other year-to-date gross charge-offs	(1,148)	(134)	(142)	(45)	(2)	(5)	0	(1,476)

Commercial loans
Risk rating:
Pass	499,660	348,510	375,881	234,056	134,073	283,081	227,446	2,102,707
Watch	11,778	7,952	17,189	19,287	5,059	26,122	17,282	104,669
OAEM	58	7	12	8,469	0	103	30	8,679
Substandard	10,598	6,415	7,331	3,530	12,046	15,324	1,379	56,623
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$522,094	$362,884	$400,413	$265,342	$151,178	$324,631	$246,137	$2,272,679

Total commercial loans year-to-date gross charge-offs	$(1,148)	$(134)	$(142)	$(45)	$(2)	$(5)	$0	$(1,476)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

	Term Loans Amortized Cost Basis by Origination Year As of June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$6,228	$170,220	$176,448
Nonperforming	0	0	0	0	0	270	417	687
Total home equity lines	0	0	0	0	0	6,498	170,637	177,135

Home equity year-to-date gross charge-offs	0	0	0	0	0	(7)	0	(7)

Mortgage loans
Performing	122,864	202,898	181,018	136,679	140,507	321,866	0	1,105,832
Nonperforming	199	727	1,420	1,254	423	2,817	0	6,840
Total mortgage loans	123,063	203,625	182,438	137,933	140,930	324,683	0	1,112,672

Mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(27)	0	(80)

Residential loans
Performing	122,864	202,898	181,018	136,679	140,507	328,094	$170,220	1,282,280
Nonperforming	199	727	1,420	1,254	423	3,087	417	7,527
Total residential loans	123,063	203,625	182,438	137,933	140,930	$331,181	170,637	$1,289,807

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(34)	$0	$(87)

Consumer direct loans
Performing	$32,177	$39,212	$27,705	$16,946	$14,409	$20,242	$0	$150,691
Nonperforming	0	5	24	195	0	0	0	224
Total consumer direct loans	32,177	39,217	27,729	17,141	14,409	20,242	0	150,915

Consumer direct loans year-to-date gross charge-offs	0	(159)	(138)	(93)	(47)	(30)	0	(467)

Consumer indirect loans
Performing	216,751	271,086	194,511	123,412	45,890	26,177	0	877,827
Nonperforming	6	133	283	204	27	26	0	679
Total consumer indirect loans	216,757	271,219	194,794	123,616	45,917	26,203	0	878,506

Consumer indirect loans year-to-date gross charge-offs	(1)	(629)	(1,673)	(903)	(311)	(163)	0	(3,680)

Consumer loans
Performing	248,928	310,298	222,216	140,358	60,299	46,419	0	1,028,518
Nonperforming	6	138	307	399	27	26	0	903
Total consumer loans	$248,934	$310,436	$222,523	$140,757	$60,326	$46,445	$0	$1,029,421

Total consumer loans year-to-date gross charge-offs	$(1)	$(788)	$(1,811)	$(996)	$(358)	$(193)	$0	$(4,147)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,121	$159,656	$166,777
Nonperforming	0	0	0	0	0	362	286	648
Total home equity lines	0	0	0	0	0	7,483	159,942	167,425

Home equity lines year-to-date gross charge-offs	0	0	0	0	0	(80)	0	(80)

Mortgage loans
Performing	197,756	192,959	140,265	146,391	107,009	250,201	0	1,034,581
Nonperforming	0	1,074	1,424	250	279	5,793	0	8,820
Total mortgage loans	197,756	194,033	141,689	146,641	107,288	255,994	0	1,043,401

Mortgage loans year-to-date gross charge-offs	0	0	(28)	0	0	(97)	0	(125)

Residential loans
Performing	197,756	192,959	140,265	146,391	107,009	257,322	159,656	1,201,358
Nonperforming	0	1,074	1,424	250	279	6,155	286	9,468
Total residential loans	$197,756	$194,033	$141,689	$146,641	$107,288	$263,477	$159,942	$1,210,826

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(28)	$0	$(177)	$0	$(205)

Consumer direct loans
Performing	$54,745	$35,179	$21,456	$17,509	$9,839	$13,846	$0	$152,574
Nonperforming	7	72	190	0	0	0	0	269
Total consumer direct loans	54,752	35,251	21,646	17,509	9,839	13,846	0	152,843

Consumer direct loans year-to-date gross charge-offs	(41)	(314)	(690)	(85)	(29)	(61)	0	(1,220)

Consumer indirect loans
Performing	333,945	243,247	162,051	65,032	34,870	10,382	0	849,527
Nonperforming	117	324	218	63	40	0	0	762
Total consumer indirect loans	334,062	243,571	162,269	65,095	34,910	10,382	0	850,289

Consumer indirect loans year-to-date gross charge-offs	(363)	(2,760)	(2,609)	(1,385)	(236)	(249)	0	(7,602)

Consumer loans
Performing	388,690	278,426	183,507	82,541	44,709	24,228	0	1,002,101
Nonperforming	124	396	408	63	40	0	0	1,031
Total consumer loans	$388,814	$278,822	$183,915	$82,604	$44,749	$24,228	$0	$1,003,132

Total consumer loans year-to-date gross charge-offs	$(404)	$(3,074)	$(3,299)	$(1,470)	$(265)	$(310)	$0	$(8,822)
The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.0 million at June 30, 2025 and $4.0 million at December 31, 2024.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2025
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$3,559	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	8	27,327	325
Dealer floorplans	1	9,306	0
Commercial other	3	12,126	0
Total collateral dependent loans	14	$53,839	$325

	December 31, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,555	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	8	27,087	325
Commercial other	3	12,963	0
Total collateral dependent loans	13	$45,605	$325

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss is $325 thousand.  This expected loss is tied to two unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  Two loans listed in the commercial other segment at June 30, 2025 are collateralized by inventory, equipment, and accounts receivable.  The dealer floorplan is collateralized with automobiles.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the three months ended June 30, 2025:
	Amortized Cost at June 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	299	0.05
Commercial real estate nonresidential	7,254	0.79	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	264	0.07
Commercial loans	7,254	0.30	563	0.02

Real estate mortgage	57	0.01	3,007	0.27
Home equity lines	0	0.00	107	0.06
Residential loans	57	0.00	3,114	0.24

Consumer direct	0	0.00	176	0.12
Consumer indirect	0	0.00	121	0.01
Consumer loans	0	0.00	297	0.03

Loans and lease financing	$7,311	0.16%	$3,974	0.08%

	Amortized Cost at June 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	498	0.09	0	0.00
Commercial real estate nonresidential	0	0.00	92	0.01
Dealer floorplans	0	0.00	0	0.00
Commercial other	203	0.06	29	0.01
Commercial loans	701	0.03	121	0.01

Real estate mortgage	560	0.05	35	0.00
Home equity lines	49	0.03	0	0.00
Residential loans	609	0.05	35	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	51	0.01
Consumer loans	0	0.00	51	0.00

Loans and lease financing	$1,310	0.03%	$207	0.00%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended June 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.0%

Commercial other		Added a weighted-average 1.9 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 8.2% to 3.8%	Added a weighted-average 0.3 years to life of the loans

Home equity lines		Added a weighted-average 4.7 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 0.8 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 8.8% and increased the weighted-average life by 20.0 years

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term.

Commercial other	Reduced weighted-average contractual interest rate from 10.0% to 8.0% and increased the weighted-average life by 0.9 years	Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.2% to 3.8% and increased the weighted-average life by 5.7 years	Provided payment changes that will be added to the end of the original loan term.

Home Equity Lines	Weighted-average contractual interest rate remained at 7.5% and increased the weighted-average life by 4.6 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

These loans, segregated by loan segment and concession granted, are presented below for the six months ended June 30, 2025:

	Amortized Cost at June 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	299	0.05
Commercial real estate nonresidential	7,382	0.81	2,466	0.27
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,260	0.35
Commercial loans	7,382	0.31	4,025	0.17

Real estate mortgage	374	0.03	5,137	0.46
Home equity lines	0	0.00	321	0.18
Residential loans	374	0.03	5,458	0.42

Consumer direct	0	0.00	223	0.15
Consumer indirect	0	0.00	286	0.03
Consumer loans	0	0.00	509	0.05

Loans and lease financing	$7,756	0.16%	$9,992	0.21%

	Amortized Cost at June 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	975	0.17	0	0.00
Commercial real estate nonresidential	0	0.00	351	0.04
Dealer floorplans	0	0.00	0	0.00
Commercial other	562	0.16	539	0.15
Commercial loans	1,537	0.06	890	0.04

Real estate mortgage	613	0.06	35	0.00
Home equity lines	50	0.03	0	0.00
Residential loans	663	0.05	35	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	155	0.02
Consumer loans	0	0.00	155	0.02

Loans and lease financing	$2,200	0.05%	$1,080	0.02%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.1%	Added a weighted-average 0.5 years to life of the loans

Commercial other		Added a weighted-average 4.2 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.8% to 4.4%	Added a weighted-average 0.4 years to life of the loans

Home equity lines		Added a weighted-average 2.9 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 0.9 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.2% to 8.2% and increased the weighted-average life by 16.0 years

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term.

Commercial other	Increased weighted-average contractual interest rate from 6.5% to 8.0% and increased the weighted-average life by 6.5 years	Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.3% to 3.7% and increased the weighted-average life by 5.3 years	Provided payment changes that will be added to the end of the original loan term.

Home equity lines	Weighted-average contractual interest rate remained at 7.5% and increased the weighted-average life by 4.6 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term.

These loans, segregated by class of loans and concessions granted, are presented below for the three months ended June 30, 2024:

	Amortized Cost at June 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	14	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	705	0.20
Commercial loans	0	0.00	719	0.03

Real estate mortgage	548	0.06	3,451	0.35
Home equity lines	0	0.00	0	0.00
Residential loans	548	0.05	3,451	0.30

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	55	0.01
Consumer loans	0	0.00	55	0.01

Loans and lease financing	$548	0.01%	$4,225	0.10%

	Amortized Cost at June 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	206	0.04
Commercial real estate nonresidential	28	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	0	0.00
Commercial loans	28	0.00	206	0.01

Real estate mortgage	58	0.01	0	0.00
Home equity lines	43	0.03	0	0.00
Residential loans	101	0.01	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	12	0.00
Consumer loans	0	0.00	12	0.00

Loans and lease financing	$129	0.00%	$218	0.01%

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

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment. The table below represents the payment status of  loans to borrowers experiencing financial difficulty for the past 12 months as of June 30, 2025.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$873	$0	$0	$0
Commercial real estate residential	1,531	119	0	620
Commercial real estate nonresidential	10,532	110	0	0
Dealer floorplans	279	0	0	0
Commercial other	3,013	418	85	268
Real estate mortgage	10,010	790	92	295
Home equity lines	357	32	0	86
Consumer direct	295	1	0	0
Consumer indirect	617	8	0	0
Loans to borrowers experiencing financial difficulty	$27,507	$1,478	$177	$1,269

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During the quarter ended June 30, 2025, there were two loans to borrowers experiencing financial difficulty that subsequently defaulted. CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended June 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$95
Residential:
Real estate mortgage	1	33
Loans to borrowers experiencing financial difficulty	2	$128

	Six Months Ended June 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	2	$338
Commercial real estate residential	1	18
Residential:
Real estate mortgage	2	82
Loans to borrowers experiencing financial difficulty	5	$438

	Three Months Ended June 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$6
Residential:
Real estate mortgage	4	1,118
Loans to borrowers experiencing financial difficulty	5	$1,124

	Six Months Ended June 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	5	$428
Commercial real estate residential	2	412
Residential:
Real estate mortgage	7	1,315
Loans to borrowers experiencing financial difficulty	14	$2,155

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure at June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(172)	$0	$0	$899
Real estate mortgage	372	48	0	0	420
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(123)	$0	$0	$1,342

	Six Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(172)	$0	$0	$899
Real estate mortgage	372	48	0	0	420
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(123)	$0	$0	$1,342

	Three Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465

	Six Months Ended June 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $299.0 million and $292.2 million at June 30, 2025 and December 31, 2024, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024 is presented in the following tables:

	June 30, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$10,413	$2,621	$0	$1,639	$14,673
State and political subdivisions	106,749	2,331	786	11,869	121,735
Agency mortgage-backed securities	18,643	6,048	0	53,820	78,511
Asset-backed securities	3,176	0	0	6,980	10,156
Total repurchase agreements	$138,981	$11,000	$786	$74,308	$225,075

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$23,240	$11	$7,657	$25,482	$56,390
State and political subdivisions	108,775	489	7,288	3,700	120,252
Agency mortgage-backed securities	17,756	0	34,355	7,091	59,202
Asset-backed securities	4,322	0	0	0	4,322
Total repurchase agreements	$154,093	$500	$49,300	$36,273	$240,166

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis. The following table presents information regarding repurchase agreements as if it was presented on a net basis as of June 30, 2025 and December 31, 2024:

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
June 30, 2025:
Repurchase agreements	$225,075	$0	$225,075	$(225,075)	$0	$0

December 31, 2024:
Repurchase agreements	$240,166	$0	$240,166	$(240,166)	$0	$0

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$247,526	$236,704	$10,822	$0
State and political subdivisions	257,745	0	257,745	0
Agency mortgage-backed securities	441,411	0	441,411	0
Asset-backed securities	48,308	0	48,308	0
Equity securities at fair value	4,410	0	0	4,410
Mortgage servicing rights	7,096	0	0	7,096

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$341,495	$328,569	$12,926	$0
State and political subdivisions	253,557	0	253,557	0
Agency mortgage-backed securities	409,709	0	409,709	0
Asset-backed securities	50,967	0	50,967	0
Equity securities at fair value	3,781	0	0	3,781
Mortgage servicing rights	7,357	0	0	7,357

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of June 30, 2025 and December 31, 2024. There have been no significant changes in the valuation techniques during the quarter ended June 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Uncertainty of Fair Value Measurements

The following is a discussion of the uncertainty of fair value measurements, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

•	Available-for-Sale Securities

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

•	Equity Securities at Fair Value

As of June 30, 2025 and December 31, 2024, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date. We have concluded the assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the tables below for inputs and valuation techniques used for Level 3 equity securities.

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

•	Mortgage Servicing Rights

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,261	$7,093	$3,529	$7,792
Total unrealized gains (losses)
Included in net income	149	157	(475)	45
Issues	0	30	0	47
Settlements	0	(184)	0	(135)
Ending balance	$4,410	$7,096	$3,054	$7,749

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$149	$157	$(475)	$45

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,781	$7,357	$3,158	$7,665
Total unrealized gains (losses)
Included in net income	629	44	(104)	321
Issues	0	50	0	66
Settlements	0	(355)	0	(303)
Ending balance	$4,410	$7,096	$3,054	$7,749

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$629	$44	$(104)	$321

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2025	2024	2025	2024
Total gains (losses)	$123	$(566)	$319	$(86)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$0	$0	$0	$0
Other real estate owned	230	0	0	230

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,310	$0	$0	$8,310
Other real estate owned	731	0	0	731

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There were no fair value adjustments to collateral-dependent loans during the six months ended June 30, 2025 and 2024; however, fair value adjustments for the year ended December 31, 2024 were $0.1 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments to OREO disclosed above for the six months ended June 30, 2025 and 2024 were $36 thousand and $6 thousand, respectfully, while fair value adjustments for the year ended December 31, 2024 were $63 thousand.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell. The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2025 and December 31, 2024.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,410	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,096	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 25.0% (6.6%)
			Cost to service	0 - $817 ($76)
			Probability of default	0.0% - 100.0% (1.4%)
			Discount rate	9.5% - 11.5% (9.7%)
Other real estate owned	$230	Market comparable properties	Comparability adjustments	10.0% - 25.78% (16.52%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,781	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,357	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 21.2% (6.6%)
			Cost to service	0 - $435 ($76)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	9.5% - 12.3% (10.1%)
Collateral-dependent loans	$8,310	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)
Other real estate owned	$731	Market comparable properties	Comparability adjustments	10.0% - 58.53% (42.2%)

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of June 30, 2025 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of June 30, 2025 were measured using an exit price notion.

		Fair Value Measurements at June 30, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$395,290	$395,290	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	994,990	236,704	758,286	0
Equity securities at fair value	4,410	0	0	4,410
Loans held for sale	345	356	0	0
Loans, net	4,643,968	0	0	4,590,027
Federal Home Loan Bank stock	9,553	0	9,553	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	24,455	0	24,455	0

Financial liabilities:
Deposits	$5,233,008	$1,258,205	$3,785,850	$0
Repurchase agreements	225,075	0	0	225,034
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	304	0	315	0
Long-term debt	63,901	0	0	58,297
Accrued interest payable	15,131	0	15,131	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 7 – Segment Reporting

CTBI is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including CTB and Community Trust and Investment Company.  As a community-oriented financial institution, the majority of CTBI’s operations consist of commercial and personal banking services.  Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  Our chief operating decision maker is comprised of the executive officers of CTBI (the “Executive Committee”).  The Executive Committee uses net income to allocate resources in the annual budget and forecasting process.  The Executive Committee considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.  The Executive Committee uses net interest income and noninterest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating product offerings and pricing.  The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the quarters and six months ended June 30, 2025 and 2024, and measure of a segment’s assets as of June 30, 2025 and December 31, 2024.  CTBI does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.  Accounting policies for the segment are the same as described in Note 1 above.  All operations of CTBI are domestic.  The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Three Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$75,828	$0	$0	$75,828
Interest and dividends on securities:
Taxable	5,709	0	0	5,709
Tax exempt	613	0	0	613
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	181	0	0	181
Interest on Federal Reserve Bank deposits	3,142	0	0	3,142
Other, including interest on federal funds sold	69	29	0	98
Total interest income	85,542	29	0	85,571

Interest expense:
Interest on deposits	28,170	0	0	28,170
Interest on repurchase agreements and federal funds purchased	2,352	0	0	2,352
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	89	961	(54)	996
Total interest expense	30,624	961	(54)	31,531

Net interest income	54,918	(932)	54	54,040
Provision for credit losses	2,094	0	0	2,094
Net interest income after provision for credit losses	52,824	(932)	54	51,946

Noninterest income:
Deposit related fees	7,350	0	0	7,350
Gains on sales of loans, net	77	0	0	77
Trust and wealth management income	4,226	0	(134)	4,092
Loan related fees	1,249	0	0	1,249
Bank owned life insurance	1,102	0	0	1,102
Brokerage revenue	526	0	0	526
Securities gains (losses)	150	0	0	150
Dividend and undistributed income from subsidiaries	0	26,644	(26,644)	0
Other noninterest income	1,919	313	(607)	1,625
Total noninterest income	16,599	26,957	(27,385)	16,171

Noninterest expense:
Officer salaries and employee benefits	4,924	908	(222)	5,610
Other salaries and employee benefits	16,044	230	(230)	16,044
Occupancy, net	2,389	0	0	2,389
Equipment	800	52	(69)	783
Data processing	3,759	10	(443)	3,326
Tax other than property and payroll	573	0	0	573
Legal fees	215	104	0	319
Professional fees	1,358	103	(779)	682
Advertising and marketing	789	(24)	0	765
FDIC insurance	688	0	0	688
Other real estate owned provision and expense	64	0	0	64
Repossession expense	264	0	0	264
Other noninterest expense	3,893	414	(151)	4,156
Total noninterest expense	35,760	1,797	(1,894)	35,663

Income before income taxes	33,663	24,228	(25,437)	32,454
Income taxes	8,226	(671)	0	7,555
Net income	$25,437	$24,899	$(25,437)	$24,899

(in thousands) Three Months Ended June 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$67,264	$0	$0	$67,264
Interest and dividends on securities:
Taxable	6,332	0	0	6,332
Tax exempt	653	0	0	653
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	175	0	0	175
Interest on Federal Reserve Bank deposits	2,121	0	0	2,121
Other, including interest on federal funds sold	68	35	0	103
Total interest income	76,613	35	0	76,648

Interest expense:
Interest on deposits	27,144	0	0	27,144
Interest on repurchase agreements and federal funds purchased	2,641	0	0	2,641
Interest on advances from Federal Home Loan Bank	15	0	0	15
Interest on long-term debt	91	1,144	(65)	1,170
Total interest expense	29,891	1,144	(65)	30,970

Net interest income	46,722	(1,109)	65	45,678
Provision for credit losses	2,972	0	0	2,972
Net interest income after provision for credit losses	43,750	(1,109)	65	42,706

Noninterest income:
Deposit related fees	7,308	0	0	7,308
Gains on sales of loans, net	119	0	0	119
Trust and wealth management income	4,099	0	(363)	3,736
Loan related fees	1,320	0	0	1,320
Bank owned life insurance	1,815	0	0	1,815
Brokerage revenue	683	0	0	683
Securities gains (losses)	(474)	0	0	(474)
Dividend and undistributed income from subsidiaries	0	21,072	(21,072)	0
Other noninterest income	1,788	295	(882)	1,201
Total noninterest income	16,658	21,367	(22,317)	15,708

Noninterest expense:
Officer salaries and employee benefits	3,747	592	(207)	4,132
Other salaries and employee benefits	15,459	218	(218)	15,459
Occupancy, net	2,375	0	0	2,375
Equipment	711	52	(49)	714
Data processing	2,673	4	(8)	2,669
Taxes other than property and payroll	438	0	0	438
Legal fees	262	35	0	297
Professional fees	610	151	(80)	681
Advertising and marketing	825	31	0	856
FDIC insurance	645	0	0	645
Other real estate owned provision and expense	19	0	0	19
Repossession expense	298	0	0	298
Other noninterest expense	3,594	288	(43)	3,839
Total noninterest expense	31,656	1,371	(605)	32,422

Income before income taxes	28,752	18,887	(21,647)	25,992
Income taxes	7,105	(612)	0	6,493
Net income	$21,647	$19,499	$(21,647)	$19,499

(in thousands) Six Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$148,564	$0	$0	$148,564
Interest and dividends on securities:
Taxable	11,484	0	0	11,484
Tax exempt	1,230	0	0	1,230
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	369	0	0	369
Interest on Federal Reserve Bank deposits	5,790	0	0	5,790
Other, including interest on federal funds sold	130	58	0	188
Total interest income	167,567	58	0	167,625

Interest expense:
Interest on deposits	55,628	0	0	55,628
Interest on repurchase agreements and federal funds purchased	4,670	0	0	4,670
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	181	1,936	(110)	2,007
Total interest expense	60,492	1,936	(110)	62,318

Net interest income	107,075	(1,878)	110	105,307
Provision for credit losses	5,662	0	0	5,662
Net interest income after provision for credit losses	101,413	(1,878)	110	99,645

Noninterest income:
Deposit related fees	14,172	0	0	14,172
Gains on sales of loans, net	124	0	0	124
Trust and wealth management income	8,345	0	(272)	8,073
Loan related fees	2,214	0	0	2,214
Bank owned life insurance	2,137	0	0	2,137
Brokerage revenue	1,020	0	0	1,020
Securities gains (losses)	630	0	0	630
Dividend and undistributed income from subsidiaries	0	50,113	(50,113)	0
Other noninterest income	3,289	622	(1,213)	2,698
Total noninterest income	31,931	50,735	(51,598)	31,068

Noninterest expense:
Officer salaries and employee benefits	8,729	1,721	(443)	10,007
Other salaries and employee benefits	31,765	460	(460)	31,765
Occupancy, net	5,140	0	0	5,140
Equipment	1,506	103	(137)	1,472
Data processing	7,056	17	(888)	6,185
Tax other than property and payroll	1,102	0	0	1,102
Legal fees	708	171	0	879
Professional fees	2,704	204	(1,561)	1,347
Advertising and marketing	1,454	(16)	0	1,438
FDIC insurance	1,377	0	0	1,377
Other real estate owned provision and expense	125	0	0	125
Repossession expense	457	0	0	457
Other noninterest expense	8,208	669	(300)	8,577
Total noninterest expense	70,331	3,329	(3,789)	69,871

Income before income taxes	63,013	45,528	(47,699)	60,842
Income taxes	15,314	(1,343)	0	13,971
Net income	$47,699	$46,871	$(47,699)	$46,871

(in thousands) Six Months Ended June 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$131,980	$0	$0	$131,980
Interest and dividends on securities:
Taxable	13,062	0	0	13,062
Tax exempt	1,312	0	0	1,312
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	384	0	0	384
Interest on Federal Reserve Bank deposits	4,712	0	0	4,712
Other, including interest on federal funds sold	132	68	0	200
Total interest income	151,582	68	0	151,650

Interest expense:
Interest on deposits	54,820	0	0	54,820
Interest on repurchase agreements and federal funds purchased	5,216	0	0	5,216
Interest on advances from Federal Home Loan Bank	15	0	0	15
Interest on long-term debt	185	2,275	(130)	2,330
Total interest expense	60,236	2,275	(130)	62,381

Net interest income	91,346	(2,207)	130	89,269
Provision for credit losses	5,628	0	0	5,628
Net interest income after provision for credit losses	85,718	(2,207)	130	83,641

Noninterest income:
Deposit related fees	14,319	0	0	14,319
Gains on sales of loans, net	164	0	0	164
Trust and wealth management income	7,635	0	(382)	7,253
Loan related fees	2,672	0	0	2,672
Bank owned life insurance	3,107	0	0	3,107
Brokerage revenue	1,173	0	0	1,173
Securities gains (losses)	(103)	0	0	(103)
Dividend and undistributed income from subsidiaries	0	41,268	(41,268)	0
Other noninterest income	3,124	583	(1,450)	2,257
Total noninterest income	32,091	41,851	(43,100)	30,842

Noninterest expense:
Officer salaries and employee benefits	7,581	1,207	(415)	8,373
Other salaries and employee benefits	31,340	436	(436)	31,340
Occupancy, net	4,753	0	0	4,753
Equipment	1,372	99	(107)	1,364
Data processing	5,569	8	(390)	5,187
Taxes other than property and payroll	880	0	0	880
Legal fees	440	75	0	515
Professional fees	2,053	243	(1,001)	1,295
Advertising and marketing	1,396	37	0	1,433
FDIC insurance	1,287	0	0	1,287
Other real estate owned provision and expense	59	0	0	59
Repossession expense	524	0	0	524
Other noninterest expense	7,263	556	(187)	7,632
Total noninterest expense	64,517	2,661	(2,536)	64,642

Income before income taxes	53,292	36,983	(40,434)	49,841
Income taxes	12,858	(1,195)	0	11,663
Net income	$40,434	$38,178	$(40,434)	$38,178

The following tables present other segment disclosures for the periods indicated:

(in thousands) Three Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$974	$52	$0	$1,026
Amortization of operating lease right-of-use assets	396	0	0	396
Significant non-cash items:
Provision for credit losses	2,094	0	0	2,094
Change in cash surrender value of bank owned life insurance	753	0	0	753
Expenditures for long-lived assets	2,360	0	0	2,360

(in thousands) Three Months Ended June 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$919	$52	$0	$971
Amortization of operating lease right-of-use assets	349	0	0	349
Significant non-cash items:
Provision for credit losses	2,972	0	0	2,972
Change in cash surrender value of bank owned life insurance	1,509	0	0	1,509
Expenditures for long-lived assets	1,524	0	0	1,524

(in thousands) Six Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,880	$103	$0	$1,983
Amortization of operating lease right-of-use assets	835	0	0	835
Significant non-cash items:
Provision for credit losses	5,662	0	0	5,662
Change in cash surrender value of bank owned life insurance	1,454	0	0	1,454
Expenditures for long-lived assets	4,371	66	0	4,437

(in thousands) Six Months Ended June 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,798	$99	$0	$1,897
Amortization of operating lease right-of-use assets	523	0	0	523
Significant non-cash items:
Provision for credit losses	5,628	0	0	5,628
Change in cash surrender value of bank owned life insurance	2,492	0	0	2,492
Expenditures for long-lived assets	3,475	230	0	3,705

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30 2025	December 31 2024
Assets
Community banking services assets	$6,384,442	$6,186,518
Holding company assets	871,431	822,851
Elimination of subsidiary and parent cash and intercompany receivables	(3,803)	(3,779)
Elimination of investment in subsidiaries	(861,132)	(812,345)
Consolidated total assets	$6,390,938	$6,193,245
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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2025	2024	2025	2024
Numerator:
Net income	$24,899	$19,499	$46,871	$38,178

Denominator:
Basic earnings per share:
Weighted average shares	18,012	17,939	18,004	17,932
Diluted earnings per share:
Dilutive effect of equity grants	24	20	25	19
Adjusted weighted average shares	18,036	17,959	18,029	17,951

Earnings per share:
Basic earnings per share	$1.38	$1.09	$2.60	$2.13
Diluted earnings per share	1.38	1.09	2.60	2.13

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2025 and 2024.  In addition to in-the-money stock options, unvested restricted stock grants were also used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended June 30, 2025 and 2024 and amounts reclassified to earnings during these periods.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Beginning balance	$(86,065)	$(106,867)	$(98,369)	$(103,321)

Unrealized holding gains (losses) on debt securities AFS	7,258	(312)	23,653	(5,037)
Tax expense (benefit)	1,809	(79)	5,900	(1,258)
Unrealized holding gains (losses) on debt securities AFS, net of tax	5,449	(233)	17,753	(3,779)

Reclassification adjustments for realized gains (losses) included in securities	1	1	1	1
Tax expense (benefit)	0	0	0	0
Reclassification adjustments for realized gains (losses) included in securities, net of tax	1	1	1	1

Other comprehensive income (loss)	5,448	(234)	17,752	(3,780)

Ending balance	$(80,617)	$(107,101)	$(80,617)	$(107,101)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December, 31, 2024.

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2025, we had total consolidated assets of $6.4 billion and total consolidated deposits, including repurchase agreements, of $5.5 billion.  Total shareholders’ equity at June 30, 2025 was $806.9 million.  Trust assets under management at June 30, 2025 were $3.8 billion, including CTB’s investment portfolio totaling $1.0 billion.

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

Results of Operations and Financial Condition

We reported record earnings for the quarter of $24.9 million, or $1.38 per basic share, compared to $22.0 million, or $1.22 per basic share, earned for the prior quarter and $19.5 million, or $1.09 per basic share, earned for the same period prior year.  Total revenue for the quarter was $4.0 million above prior quarter and $8.8 million above prior year same quarter.  Net interest revenue for the quarter increased $2.8 million compared to prior quarter and $8.4 million compared to prior year same quarter, and noninterest income increased $1.3 million compared to prior quarter and $0.5 million compared to prior year same quarter.  Our provision for credit losses for the quarter decreased $1.5 million from prior quarter and $0.9 million from prior year same quarter.  Noninterest expense increased $1.5 million compared to prior quarter and $3.2 million compared to prior year same quarter.  Year-to-date earnings of $46.9 million, or $2.60 per basic share, were $8.7 million, or $0.47 per basic share, above prior year.

Quarterly Highlights

❖
Net interest income for the quarter of $54.0 million was $2.8 million, or 5.4%, above prior quarter and $8.4 million, or 18.3%, above same quarter prior year, as our net interest margin increased 7 basis points from prior quarter and 26 basis points from same quarter prior year.

❖	Provision for credit losses at $2.1 million for the quarter decreased $1.5 million from prior quarter and $0.9 million from same quarter prior year.

❖	Noninterest income for the quarter of $16.2 million was $1.3 million, or 8.6%, above prior quarter and $0.5 million, or 2.9%, above same quarter prior year.

❖	Noninterest expense for the quarter of $35.7 million was $1.5 million, or 4.3%, above prior quarter and $3.2 million, or 10.0%, above same quarter prior year.

❖	Our loan portfolio at $4.7 billion increased $65.3 million, an annualized 5.6%, during the quarter and $215.2 million, or 4.8%, from prior year end.

❖
We had net loan charge-offs of $1.4 million, or an annualized 0.12% of average loans, for the quarter compared to $1.6 million, or an annualized 0.14% of average loans, for the prior quarter and $1.4 million, or 0.13% of average loans annualized, for the same quarter prior year.

❖
Our total nonperforming loans at $24.4 million decreased $2.1 million during the quarter and $2.3 million from prior year end.  Nonperforming assets at $29.2 million decreased $2.1 million during the quarter and $30.3 million from prior year end.

❖	Deposits, including repurchase agreements, at $5.5 billion increased $100.2 million, or an annualized 7.5%, during the quarter and $147.7 million, or 2.8%, from prior year end.

❖	Shareholders’ equity at $806.9 million increased $22.7 million, an annualized 11.6%, during the quarter and $49.3 million, or 6.5%, from prior year end.

Income Statement Review

Six Months Ended June 30			Change
(dollars in thousands)	2025	2024	Amount	Percent (%)
Net interest income	$105,307	$89,269	$16,038	18.0
Provision for credit losses	5,662	5,628	34	0.6
Noninterest income	31,068	30,842	226	0.7
Noninterest expense	69,871	64,642	5,229	8.1
Income taxes	13,971	11,663	2,308	19.8
Net income	$46,871	$38,178	$8,693	22.8

Average earning assets	$5,915,965	$5,463,944	$452,021	8.3

Yield on average earnings assets, tax equivalent*	5.73%	5.60%	0.13%	2.3
Cost of interest bearing funds	3.01%	3.32%	(0.31)%	(9.5)

Net interest margin, tax equivalent*	3.61%	3.31%	0.30%	9.1

*Yield on average earning assets and net interest margin are computed on a taxable equivalent basis using a 24.95% tax rate.

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	Three Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,668,001	$75,902	6.52%	$4,191,992	$67,330	6.46%
Loans held for sale	127	6	18.95	235	10	17.11
Securities:
U.S. Treasury and agencies	696,933	4,016	2.31	768,445	4,116	2.15
Tax exempt state and political subdivisions (3)	97,055	817	3.38	102,836	870	3.40
Other securities	212,686	1,693	3.19	227,415	2,216	3.92
Federal Reserve Bank and Federal Home Loan Bank stock	10,312	181	7.04	9,720	175	7.24
Federal funds sold	225	2	3.57	16	0	0.00
Interest bearing deposits	295,653	3,207	4.35	167,049	2,188	5.27
Other investments	245	1	1.64	245	1	1.64
Investment in unconsolidated subsidiaries	1,856	29	6.27	1,860	34	7.35
Total earning assets	$5,983,093	$85,854	5.76%	$5,469,813	$76,940	5.66%
Allowance for credit losses	(57,063)			(50,769)
Total earnings assets, net of allowance for credit losses	5,926,030			5,419,044
Nonearning assets:
Cash and due from banks	56,683			56,675
Premises and equipment and right of use assets, net	66,848			62,453
Other assets	264,361			257,765
Total assets	$6,313,922			$5,795,937

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,492,624	$14,729	2.37%	$2,298,266	$16,018	2.80%
Time deposits	1,420,192	13,441	3.80	1,181,826	11,125	3.79
Repurchase agreements and federal funds purchased	233,982	2,352	4.03	227,249	2,641	4.67
Advances from Federal Home Loan Bank	1,404	13	3.71	1,425	15	4.23
Long-term debt	63,931	956	6.00	64,158	1,131	7.09
Finance lease liability	3,440	40	4.66	3,438	40	4.68
Total interest bearing liabilities	$4,215,573	$31,531	3.00%	$3,776,362	$30,970	3.30%

Noninterest bearing liabilities:
Demand deposits	1,241,901			1,253,096
Other liabilities	57,912			55,148
Total liabilities	5,515,386			5,084,606

Shareholders’ equity	798,536			711,331
Total liabilities and shareholders’ equity	$6,313,922			$5,795,937

Net interest income, tax equivalent		$54,323			$45,970
Less tax equivalent interest income		283			292
Net interest income		$54,040			$45,678
Net interest spread			2.76%			2.36%
Benefit of interest free funding			0.88			1.02
Net interest margin			3.64%			3.38%

(1)	Interest includes fees on loans of $0.5 million for the three months ended June 30, 2025 and June 30, 2024.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

	Six Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,600,919	$148,701	6.52%	$4,144,429	$132,117	6.41%
Loans held for sale	116	9	15.65	152	13	17.20
Securities:
U.S. Treasury and agencies	718,105	8,070	2.27	783,621	8,385	2.15
Tax exempt state and political subdivisions (3)	98,046	1,639	3.37	104,864	1,748	3.35
Other securities	211,936	3,415	3.25	236,455	4,677	3.98
Federal Reserve Bank and Federal Home Loan Bank stock	10,084	369	7.38	9,559	384	8.08
Federal funds sold	113	2	3.57	36	1	5.59
Interest bearing deposits	274,545	5,915	4.34	182,724	4,840	5.33
Other investments	245	3	2.47	245	3	2.46
Investment in unconsolidated subsidiaries	1,856	58	6.30	1,859	68	7.36
Total earning assets	$5,915,965	$168,181	5.73%	$5,463,944	$152,236	5.60%
Allowance for credit losses	(56,247)			(50,456)
Total earnings assets, net of allowance for credit losses	5,859,718			5,413,488
Nonearning assets:
Cash and due from banks	55,685			58,532
Premises and equipment and right of use assets, net	65,935			62,114
Other assets	264,198			257,092
Total assets	$6,245,536			$5,791,226

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,486,266	$29,129	2.36%	$2,255,700	$31,375	2.80%
Time deposits	1,388,724	26,499	3.85	1,223,995	23,445	3.85
Repurchase agreements and federal funds purchased	233,975	4,670	4.02	226,741	5,216	4.63
Advances from Federal Home Loan Bank	861	13	3.04	878	15	3.44
Long-term debt	63,959	1,926	6.07	64,186	2,249	7.05
Finance lease liability	3,440	81	4.75	3,437	81	4.74
Total interest bearing liabilities	$4,177,225	$62,318	3.01%	$3,774,937	$62,381	3.32%

Noninterest bearing liabilities:
Demand deposits	1,224,388			1,252,442
Other liabilities	57,136			54,011
Total liabilities	5,458,749			5,081,390

Shareholders’ equity	786,787			709,836
Total liabilities and shareholders’ equity	$6,245,536			$5,791,226

Net interest income, tax equivalent		$105,863			$89,855
Less tax equivalent interest income		556			586
Net interest income		$105,307			$89,269
Net interest spread			2.72%			2.28%
Benefit of interest free funding			0.89			1.03
Net interest margin			3.61%			3.31%

(1)	Interest includes fees on loans of $1.1 million and $1.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the three months ended June 30, 2025 and June 30, 2024.

Three Months Ended June 30	Total Change	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$8,572	$7,734	$838
Loans held for sale	(4)	(4)	0
U.S. Treasury and agencies	(100)	(368)	268
Tax exempt state and political subdivisions	(53)	(49)	(4)
Other securities	(523)	(151)	(372)
Federal Reserve Bank and Federal Home Loan Bank stock	6	10	(4)
Federal funds sold	2	0	2
Interest bearing deposits	1,019	1,449	(430)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(5)	0	(5)
Total interest income	8,914	8,621	293

Interest expense:
Savings and demand deposits	(1,289)	1,284	(2,573)
Time deposits	2,316	2,256	60
Repurchase agreements and federal funds purchased	(289)	77	(366)
Advances from Federal Home Loan Bank	(2)	0	(2)
Long-term debt	(175)	(4)	(171)
Finance lease liability	0	0	0
Total interest expense	561	3,613	(3,052)

Net interest income	$8,353	$5,008	$3,345

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the six months ended June 30, 2025 and June 30, 2024.

Six Months Ended June 30	Total Change	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$16,584	$7,402	$9,182
Loans held for sale	(4)	(2)	(2)
U.S. Treasury and agencies	(315)	(340)	25
Tax exempt state and political subdivisions	(109)	(57)	(52)
Other securities	(1,262)	(259)	(1,003)
Federal Reserve Bank and Federal Home Loan Bank stock	(15)	10	(25)
Federal funds sold	1	1	0
Interest bearing deposits	1,075	1,055	20
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(10)	0	(10)
Total interest income	15,945	7,810	8,135

Interest expense:
Savings and demand deposits	(2,246)	1,509	(3,755)
Time deposits	3,054	1,580	1,474
Repurchase agreements and federal funds purchased	(546)	81	(627)
Advances from Federal Home Loan Bank	(2)	0	(2)
Long-term debt	(323)	(4)	(319)
Finance lease liability	0	0	0
Total interest expense	(63)	3,166	(3,229)

Net interest income	$16,008	$4,644	$11,364

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the quarter of $54.0 million was $2.8 million, or 5.4%, above prior quarter and $8.4 million, or 18.3%, above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.64% increased 7 basis points from prior quarter and 26 basis points from prior year same quarter.  Our quarterly average earning assets increased $135.0 million, an annualized 9.3%, from prior quarter and $513.3 million, or 9.4%, from prior year same quarter.  Our yield on average earning assets increased 5 basis points from prior quarter and 10 basis points from prior year same quarter, while our cost of funds decreased 2 basis points from prior quarter and 30 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 86.6% for the quarter compared to 85.9% for prior quarter and 84.5% for prior year same quarter.

Provision for Credit Losses

Our provision for credit losses at $2.1 million for the quarter decreased $1.5 million from prior quarter and $0.9 million from prior year same quarter.  Of the provision for the quarter, $1.4 million was allocated to fund net charge-offs, $0.6 million was allotted to fund changes in loan volume and composition, and $123 thousand was credited against the provision for unfunded commitments.  Year-to-date provision for credit losses remained relatively stable compared to prior year.    Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2025 was 237.1% compared to 214.7% at March 31, 2025 and 263.0% at June 30, 2024.  Our loan loss reserve as a percentage of total loans outstanding at June 30, 2025 remained at 1.23% from March 31, 2025 compared to 1.22% at June 30, 2024.

Noninterest Income

				Percent Change (%)
				2Q 2025 Compared to:
$(in thousands)	2Q 2025	1Q 2025	2Q 2024	1Q 2025	2Q 2024	YTD 2025	YTD 2024	Percent Change (%)
Deposit related fees	$7,350	$6,822	$7,308	7.7	0.6	$14,172	$14,319	(1.0)
Trust and wealth management income	4,092	3,981	3,736	2.8	9.6	8,073	7,253	11.3
Gains on sales of loans	77	47	119	64.0	(35.3)	124	164	(24.4)
Loan related fees	1,249	965	1,320	29.4	(5.4)	2,214	2,672	(17.1)
Bank owned life insurance revenue	1,102	1,035	1,815	6.5	(39.3)	2,137	3,107	(31.2)
Brokerage revenue	526	494	683	6.5	(23.0)	1,020	1,173	(13.0)
Other	1,775	1,553	727	14.3	144.2	3,328	2,154	54.5
Total noninterest income	$16,171	$14,897	$15,708	8.6	2.9	$31,068	$30,842	0.7

Noninterest income for the quarter was $1.3 million above prior quarter and $0.5 million above prior year same quarter.  The variance quarter over quarter was primarily the result of increases in deposit related fees ($0.5 million) and loan related fees ($0.3 million).  Year over year increases in trust and wealth management income ($0.4 million) and securities gains ($0.6 million) were partially offset by a decrease in bank owned life insurance revenue ($0.7 million).  Year-to-date noninterest income increased $0.02 million from prior year.

Noninterest Expense

				Percent Change (%)
				2Q 2025 Compared to:
$(in thousands)	2Q 2025	1Q 2025	2Q 2024	1Q 2025	2Q 2024	YTD 2025	YTD 2024	Percent Change (%)
Salaries	$13,667	$13,269	$13,037	3.0	4.8	$26,936	$26,073	3.3
Employee benefits	7,987	6,849	6,554	16.6	21.9	14,836	13,640	8.8
Net occupancy and equipment	3,172	3,440	3,089	(7.8)	2.7	6,612	6,117	8.1
Data processing	3,326	2,859	2,669	16.3	24.6	6,185	5,187	19.2
Legal and professional fees	1,001	1,225	978	(18.3)	2.4	2,226	1,810	23.0
Advertising and marketing	765	673	856	13.7	(10.6)	1,438	1,433	0.3
Taxes other than property and payroll	573	529	438	8.3	30.8	1,102	880	25.2
Other	5,172	5,364	4,801	(3.6)	7.7	10,536	9,502	10.9
Total noninterest expense	$35,663	$34,208	$32,422	4.3	10.0	$69,871	$64,642	8.1

Noninterest expense for the quarter was $1.5 million above prior quarter and $3.2 million above prior year same quarter.  The quarter over quarter increase primarily resulted from an increase in the accrual for the annual incentive payment to employees, based on projected net income for the year.  An increase in data processing expense ($0.5 million) was offset by decreases in net occupancy and equipment expense ($0.3 million) and legal and professional fees ($0.2 million).  The year over year increase was primarily due to increases in personnel expense ($2.1 million) and data processing expense ($0.7 million).  Year-to-date noninterest expense increased $5.2 million from prior year.

Balance Sheet Review

CTBI’s total assets at $6.4 billion increased $114.4 million, 7.3% annualized, during the quarter and $197.7 million, 38.8% annualized, from prior year end.  Loans outstanding at $4.7 billion increased $65.3 million, 5.6% annualized, during the quarter and $215.2 million, 58.3% annualized, from prior year end.  The increase in loans from prior quarter included a $24.9 million increase in the commercial loan portfolio, a $50.2 million increase in the residential loan portfolio, and a $0.3 million increase in the consumer direct loan portfolio, partially offset by a $10.1 million decrease in the indirect consumer loan portfolio.  CTBI’s investment portfolio decreased $13.4 million, 5.3% annualized, during the quarter and $60.7 million, 70.0% annualized, from prior year end.  Deposits in other banks increased $46.6 million from prior quarter and $22.3 million from prior year end.

Deposits, including repurchase agreements, at $5.5 billion increased $100.2 million, 7.5% annualized, during the quarter and $147.7 million, 33.8% annualized, from prior year end.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of June 30, 2025, no one customer accounted for more than 3% of our $5.2 billion in deposits.  Only two customer relationships accounted for more than 1% each.

Shareholders’ equity at $806.9 million increased $22.7 million, 11.6% annualized, during the quarter and $49.3 million, 79.2% annualized, from prior year end.  Net unrealized losses on securities, net of deferred taxes, were $80.6 million at June 30, 2025, compared to $86.1 million at March 31, 2025 and $98.4 million at December 31, 2024.  CTBI’s annualized dividend yield to shareholders as of June 30, 2025 was 3.55%.

Loans

(dollars in thousands)	June 30, 2025
Loan Category	Balance	Variance from Prior Year (%)	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$477,175	4.0	$0	$0	$5,604
Commercial real estate residential	559,906	10.2	(49)	3,300	6,480
Commercial real estate nonresidential	913,463	5.6	6	11,343	11,457
Dealer floorplans	70,270	(17.3)	0	0	507
Commercial other	361,751	1.7	(769)	1,313	3,711
Total commercial	2,382,565	4.8	(812)	15,956	27,759

Residential:
Real estate mortgage	1,112,672	6.6	(65)	6,840	12,953
Home equity	177,135	5.8	6	687	1,604
Total residential	1,289,807	6.5	(59)	7,527	14,557

Consumer:
Consumer direct	150,915	(1.3)	(287)	224	2,131
Consumer indirect	878,506	3.3	(1,770)	679	13,378
Total consumer	1,029,241	2.6	(2,057)	903	15,509

Total loans	$4,701,793	4.8	$(2,928)	$24,386	$57,825

Total Deposits and Repurchase Agreements

				Percent Change (%)
				2Q 2025 Compared to:
(dollars in thousands)	2Q 2025	1Q 2025	YE 2024	1Q 2025	YE 2024
Noninterest bearing deposits	$1,258,205	$1,235,544	$1,242,676	1.8	1.2
Interest bearing deposits
Interest checking	173,795	158,968	167,736	9.3	3.6
Money market savings	1,820,230	1,828,051	1,781,415	(0.4)	2.2
Savings accounts	508,467	516,379	511,378	(1.5)	(0.6)
Time deposits	1,472,311	1,372,363	1,366,984	7.3	(0.6)
Repurchase agreements	225,075	246,556	240,166	(8.7)	(6.3)
Total interest bearing deposits and repurchase agreements	4,199,878	4,122,317	4,067,679	1.9	3.2
Total deposits and repurchase agreements	$5,458,083	$5,357,861	$5,310,355	1.9	2.8

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at June 30, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$411,915	$393,919	$5,346	$9,192	$2,950	$508	$0

As of June 30, 2025, we had approximately $1.5 million in uninsured deposits.  CTBI has no brokered deposits.

Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding as of Quarter End	Average Balance Outstanding For the Quarter End	Maximum Balance Outstanding During the Quarter Ended
June 30, 2025	$225,075	$233,206	$230,898
December 31, 2024	240,166	233,183	240,166
June 30, 2024	227,576	226,194	228,071

Asset Quality

Our total nonperforming loans at $24.4 million decreased $2.1 million from prior quarter and $2.3 million from prior year end.  Accruing loans 90+ days past due at $8.4 million decreased $2.4 million from prior quarter and $1.9 million from prior year end.  Nonaccrual loans at $15.9 million increased $0.2 million from prior quarter but decreased $0.4 million from prior year end.  Accruing loans 30-89 days past due at $20.1 million increased $5.5 million from prior quarter and $3.2 million from prior year end.  Nonaccrual loans to totals loans for the quarters ended June 30, 2025 and 2024 were 0.3% and 0.1%, respectively.  The allowance for credit losses to nonaccrual loans for the quarters ended June 30, 2025 and 2024 was 362.8% and 1,017.1%, respectively.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 81% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $1.4 million, an annualized 0.12% of average loans, compared to $1.6 million, an annualized 0.14% of average loans, for the prior quarter and $1.4 million, an annualized 0.13% of average loans, for the prior year same period.  Of the net charge-offs for the quarter, $0.5 million were in commercial loans, $0.8 million were in indirect consumer loans, and $0.1 million were in direct consumer loans.  Year-to-date net charge-offs were $2.9 million, an annualized 0.13% of average loans, compared to $3.0 million, an annualized 0.15% of average loans, for the same period prior year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2025	June 15, 2025	$0.47
April 1, 2025	March 15, 2025	$0.47
January 1, 2025	December 15, 2024	$0.47
October 1, 2024	September 15, 2024	$0.47
July 1, 2024	June 15, 2024	$0.46
April 1, 2024	March 15, 2024	$0.46

On July 22, 2025, the Board of Directors of CTBI declared a quarterly cash dividend of $0.53 per share to be paid on October 1, 2025 to shareholders of record on September 15, 2025.  This represents an increase of 12.8% in the quarterly cash dividend.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of June 30, 2025, we had approximately $395.3 million in cash and cash equivalents and approximately $109.4 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $369.5 million and $170.6 million, respectively, at December 31, 2024.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at June 30, 2025 and December 31, 2024.  As of June 30, 2025, we had a $527.0 million available borrowing position with the Federal Home Loan Bank, compared to $485.0 million at December 31, 2024.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2025 and December 31, 2024, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2025 were deposits with the Federal Reserve of $314.0 million, compared to $289.4 million at December 31, 2024.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2025, available-for-sale (“AFS”) securities comprised 99.6% of the total investment portfolio, and the AFS portfolio was 123.3% of equity capital.  Ninety-one percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield of 3.55%.  Our primary source of capital growth is the retention of earnings.  Year-to-date cash dividends were $0.94 per share.  We retained 63.8% of our earnings for the period compared to 56.8% for prior year same period.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of June 30, 2025 was 13.80%.  CTB’s CBLR ratio as of June 30, 2025 was 13.33%.

As of June 30, 2025, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of June 30, 2025, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 1.41% over one year and 3.76% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.12% over one year and 5.09% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2025, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2025 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(a)        Information required to be disclosed in a report on Form 8-K

(b)       Changes to director nomination procedures

(c)        Insider trading arrangements

During the three months ended June 30, 2025, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

COMMUNITY TRUST BANCORP, INC.

Date: August 8, 2025	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer