Form 10-Q
period 2025-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2025-11-07
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Common stock – 18,115,847 shares outstanding at October 31, 2025

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) September 30 2025	December 31 2024
Assets:
Cash and due from banks	$71,218	$73,021
Interest bearing deposits	436,406	296,484
Cash and cash equivalents	507,624	369,505

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,132,569 and $1,186,649, respectively)	1,037,965	1,055,728
Equity securities at fair value	3,961	3,781
Loans held for sale	483	184

Loans	4,793,915	4,486,637
Allowance for credit losses	(59,135)	(54,968)
Net loans	4,734,780	4,431,669

Premises and equipment, net	52,245	49,630
Operating right-of-use assets	11,948	11,414
Finance right-of-use assets	4,026	2,971
Federal Home Loan Bank stock	5,061	5,062
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	122,449	101,509
Mortgage servicing rights	6,874	7,357
Other real estate owned	4,856	3,647
Deferred tax asset	21,747	29,065
Accrued interest receivable	25,132	24,758
Other assets	28,356	26,343
Total assets	$6,638,129	$6,193,245

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,248,573	$1,242,676
Interest bearing	4,136,888	3,827,513
Total deposits	5,385,461	5,070,189

Repurchase agreements	284,863	240,166
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	298	314
Long-term debt	63,843	64,016
Operating lease liability	12,316	11,751
Finance lease liability	4,593	3,439
Accrued interest payable	19,190	8,378
Other liabilities	35,692	36,908
Total liabilities	5,806,756	5,435,661

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2025 – 18,110,333; 2024 – 18,057,923	90,552	90,290
Capital surplus	235,769	233,802
Retained earnings	576,165	531,861
Accumulated other comprehensive loss, net of tax	(71,113)	(98,369)
Total shareholders’ equity	831,373	757,584

Total liabilities and shareholders’ equity	$6,638,129	$6,193,245

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans, including loans held for sale	$77,707	$70,805	$226,271	$202,785
Interest and dividends on securities
Taxable	5,762	6,025	17,246	19,087
Tax exempt	610	623	1,840	1,935
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	190	180	559	564
Interest on Federal Reserve Bank deposits	4,194	2,044	9,984	6,756
Other, including interest on federal funds sold	99	137	287	337
Total interest income	88,562	79,814	256,187	231,464

Interest expense:
Interest on deposits	29,385	28,800	85,013	83,620
Interest on repurchase agreements and federal funds purchased	2,621	2,681	7,291	7,897
Interest on advances from Federal Home Loan Bank	0	0	13	15
Interest on long-term debt	1,002	1,134	3,009	3,464
Total interest expense	33,008	32,615	95,326	94,996

Net interest income	55,554	47,199	160,861	136,468
Provision for credit losses	3,866	2,736	9,528	8,364
Net interest income after provision for credit losses	51,688	44,463	151,333	128,104

Noninterest income:
Deposit related fees	8,131	7,886	22,303	22,205
Gains on sales of loans, net	89	80	213	244
Trust and wealth management income	4,277	3,707	12,350	10,960
Loan related fees	897	813	3,111	3,485
Bank owned life insurance revenue	1,144	1,214	3,281	4,321
Brokerage revenue	588	563	1,608	1,736
Securities gains (losses)	(449)	213	181	110
Other noninterest income	1,269	1,087	3,967	3,344
Total noninterest income	15,946	15,563	47,014	46,405

Noninterest expense:
Officer salaries and employee benefits	4,337	3,715	14,344	12,088
Other salaries and employee benefits	17,437	15,806	49,202	47,146
Occupancy, net	2,468	2,374	7,608	7,127
Equipment	793	698	2,265	2,062
Data processing	3,575	2,804	9,760	7,991
Taxes other than property and payroll	564	438	1,666	1,318
Legal fees	378	304	1,257	819
Professional fees	667	720	2,014	2,015
Advertising and marketing	953	876	2,391	2,309
FDIC insurance	703	629	2,080	1,916
Other real estate owned provision and expense	99	13	224	73
Repossession expense	691	256	1,148	778
Other noninterest expense	4,079	3,879	12,656	11,512
Total noninterest expense	36,744	32,512	106,615	97,154

Income before income taxes	30,890	27,514	91,732	77,355
Income taxes	6,979	5,372	20,950	17,035
Net income	23,911	22,142	70,782	60,320

Other comprehensive gain:
Unrealized holding gains arising during the period	12,665	35,346	36,318	30,309
Less: Reclassification adjustments for realized gains included in net income	0	1	1	2
Tax expense	3,161	8,820	9,061	7,562
Other comprehensive gain, net of tax	9,504	26,525	27,256	22,745
Comprehensive income	$33,415	$48,667	$98,038	$83,065

Basic earnings per share	$1.33	$1.23	$3.93	$3.36
Diluted earnings per share	$1.32	$1.23	$3.92	$3.36

Weighted average shares outstanding-basic	18,019	17,962	18,009	17,942
Weighted average shares outstanding-diluted	18,053	17,991	18,037	17,965

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869
Net income				23,911		23,911
Other comprehensive income (loss)					9,504	9,504
Cash dividends declared ($0.53 per share)				(9,551)		(9,551)
Issuance of common stock	5,277	26	263			289
Issuance of restricted stock	0	0	0			0
Vesting of restricted stock	0	0	0			0
Forfeiture of restricted stock	(315)	(1)	1			0
Stock-based compensation			351			351
Balance, September 30, 2025	18,110,333	$90,552	$235,769	$576,165	$(71,113)	$831,373

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2024	18,025,763	$90,129	$232,179	$504,116	$(107,101)	$719,323
Net income				22,142		22,142
Other comprehensive income (loss)					26,525	26,525
Cash dividends declared ($0.47 per share)				(8,444)		(8,444)
Issuance of common stock	26,384	132	791			923
Issuance of restricted stock	0	0	0			0
Vesting of restricted stock	0	0	0			0
Forfeiture of restricted stock	0	0	0			0
Stock-based compensation			293			293
Balance, September 30, 2024	18,052,147	$90,261	$233,263	$517,814	$(80,576)	$760,762

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				70,782		70,782
Other comprehensive income					27,256	27,256
Cash dividends declared ($1.47 per share)				(26,478)		(26,478)
Issuance of common stock	47,855	239	782			1,021
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(28,106)	(141)	141			0
Forfeiture of restricted stock	(5,877)	(29)	29			0
Stock-based compensation			1,208			1,208
Balance, September 30, 2025	18,110,333	$90,552	$235,769	$576,165	$(71,113)	$831,373

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2023	17,999,840	$89,999	$231,130	$484,400	$(103,321)	$702,208
Net income				60,320		60,320
Other comprehensive income					22,745	22,745
Cash dividends declared ($1.39 per share)				(24,945)		(24,945)
Issuance of common stock	62,575	313	1,182			1,495
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			900			900
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, September 30, 2024	18,052,147	$90,261	$233,263	$517,814	$(80,576)	$760,762

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$70,782	$60,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,059	2,865
Amortization of operating lease right-of-use assets	1,185	895
Deferred tax expense (benefit)	(1,743)	250
Stock-based compensation	1,346	1,021
Provision for credit losses	9,528	8,364
Write-downs of other real estate owned and other repossessed assets	76	49
Gains on sale of mortgage loans held for sale	(213)	(244)
Securities gains	(1)	(2)
Fair value adjustments in equity securities	(180)	(108)
Gains on sale of assets, net	(118)	(100)
Proceeds from sale of mortgage loans held for sale	7,868	9,344
Funding of mortgage loans held for sale	(8,039)	(9,063)
Amortization of securities premiums and discounts, net	1,860	1,968
Change in cash surrender value of bank owned life insurance	(2,262)	(3,401)
Payment of operating lease liabilities	(1,154)	(870)
Interest expense on finance lease liabilities	132	122
Fair value adjustments in mortgage servicing rights	568	574
Changes in:
Accrued interest receivable	(374)	(195)
Other assets	(1,698)	(2,844)
Accrued interest payable	10,812	8,915
Other liabilities	(1,383)	5,023
Net cash provided by operating activities	90,051	82,883

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(132,444)	(51,192)
Proceeds from sales of AFS securities	0	13,712
Proceeds from prepayments, calls, and maturities of AFS securities	184,665	131,469
Change in loans, net	(314,656)	(304,365)
Purchase of premises and equipment	(5,625)	(5,044)
Proceeds from sale and retirement of premises and equipment	21	70
Purchase of Federal Home Loan Bank stock	(4,675)	(461)
Redemption of Federal Home Loan Bank stock	4,676	0
Proceeds from sale of other real estate owned and repossessed assets	560	577
Additional investment in other real estate owned and repossessed assets	0	(13)
Additional investment in bank owned life insurance	(19,116)	0
Liquidation of cash surrender value of bank owned life insurance	438	2,356
Proceeds from settlement of bank owned life insurance	0	1,591
Net cash used in investing activities	(286,156)	(211,300)

Cash flows from financing activities:
Change in deposits, net	315,272	113,640
Change in repurchase agreements and federal funds purchased, net	44,697	8,079
Proceeds from Federal Home Loan Bank advances	100,000	100,000
Payments on advances from Federal Home Loan Bank	(100,016)	(100,015)
Payment of finance lease liabilities	(128)	(115)
Repayment of long-term debt/other borrowings	(173)	(167)
Issuance of common stock	1,021	1,495
Dividends paid	(26,449)	(24,960)
Net cash provided by financing activities	334,224	97,957
Net increase (decrease) in cash and cash equivalents	138,119	(30,460)
Cash and cash equivalents at beginning of period	369,505	271,400
Cash and cash equivalents at end of period	$507,624	$240,940

Supplemental disclosures:
Income taxes paid	$22,651	$17,206
Interest paid	84,514	86,081
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,472	238
Common stock dividends accrued, paid in subsequent quarter	304	276
Real estate acquired in settlement of loans	4,174	488
Right-of-use assets obtained in exchange for new operating lease liabilities	1,719	0
Right-of-use assets obtained in exchange for new finance lease liabilities	1,150	0

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

Note 2 – Stock-Based Compensation

Restricted stock expense for the three months ended September 30, 2025 and 2024 was $399 thousand and $293 thousand, respectively, including $48 thousand and $41 thousand, respectively, in dividends paid for those periods.  Restricted stock expense for the nine months ended September 30, 2025 and 2024 was $1.3 million and $1.0 million, respectively, including $138 thousand and $121 thousand, respectively, in dividends paid for those periods.  As of September 30, 2025, there was a total of $2.9 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.

The following table shows restricted stock activity for the three months ended September 30, 2025 and 2024:

September 30	2025		2024
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of period	91,442	$47.29	86,572	$43.45
Granted	0	-	0	-
Vested	0	-	0	-
Forfeited	(315)	51.29	0	-
Outstanding at end of period	91,127	$47.28	86,572	$43.45

The following table shows restricted stock activity for the nine months ended September 30, 2025 and 2024:

September 30	2025		2024
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	86,572	$43.45	96,840	$43.75
Granted	38,538	53.53	15,000	41.29
Vested	(28,106)	44.11	(22,831)	43.37
Forfeited	(5,877)	47.00	(2,437)	42.87
Outstanding at end of period	91,127	$47.28	86,572	$43.45

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

There was no stock option activity for the three and nine months ended September 30, 2025. The remaining 20,000 stock options outstanding as of the beginning of 2024 were exercised during the three months ended September 30, 2024.  There was no compensation expense related to stock option grants for the three and nine months ended September 30, 2025 and 2024 and no unrecognized compensation expense related to unvested stock option awards, as all stock option awards have fully vested.

Note 3 – Securities

The amortized cost and fair value of debt securities at September 30, 2025 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$244,685	$62	$(10,134)	$234,613
State and political subdivisions	302,981	110	(39,362)	263,729
Agency mortgage-backed securities	554,330	900	(46,131)	509,099
Asset-backed securities	30,573	49	(98)	30,524
Total available-for-sale securities	$1,132,569	$1,121	$(95,725)	$1,037,965

The amortized cost and fair value of debt securities at December 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$360,027	$84	$(18,616)	$341,495
State and political subdivisions	304,588	12	(51,043)	253,557
Agency mortgage-backed securities	471,000	131	(61,422)	409,709
Asset-backed securities	51,034	10	(77)	50,967
Total available-for-sale securities	$1,186,649	$237	$(131,158)	$1,055,728

The amounts reported in the preceding tables exclude accrued interest on securities of $4.0 million and $4.6 million at September 30, 2025 and December 31, 2024, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.
The amortized cost and fair value of debt securities at September 30, 2025 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$88,818	$87,421
Due after one through five years	215,974	203,827
Due after five through ten years	131,800	116,328
Due after ten years	111,074	90,766
Agency mortgage-backed securities	554,330	509,099
Asset-backed securities	30,573	30,524
Total debt securities	$1,132,569	$1,037,965

During the three months ended September 30, 2025, we had a net securities loss of $449 thousand from the fair value adjustment of equity securities. During the three months ended September 30, 2024, we had a net securities gain of $213 thousand, consisting of a pre-tax gain of $1 thousand on sales and calls of AFS securities and an unrealized gain of $212 thousand from the fair value adjustment of equity securities. During the nine months ended September 30, 2025, we had a net securities gain of $181 thousand, consisting of a pre-tax gain of $1 thousand realized on calls of AFS securities and an unrealized gain of $180 thousand from the fair value adjustments of equity securities. During the nine months ended September 30, 2024, we had a net securities gain of $110 thousand, consisting of a pre-tax gain of $2 thousand realized on sales and calls of AFS securities and an unrealized gain of $108 thousand from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $606.4 million at September 30, 2025 and $630.8 million at December 31, 2024.  The fair value of securities pledged was $556.3 million at September 30, 2025 and $563.2 million at December 31, 2024.

The amortized cost of securities sold under agreements to repurchase amounted to $390.0 million at September 30, 2025 and $330.0 million at December 31, 2024.  The fair value of securities pledged was $356.9 million at September 30, 2025 and $292.2 million at December 31, 2024.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2025 indicates that all impairment is market and interest rate driven and not credit-related. The percentage of total debt securities with unrealized losses as of September 30, 2025 was 88.8% compared to 95.5% as of December 31, 2024. The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2025 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$1,951	$(6)	$1,945
State and political subdivisions	4,527	(223)	4,304
Agency mortgage-backed securities	65,090	(425)	64,665
Asset-backed securities	0	0	0
Total <12 months AFS securities with unrealized losses	71,568	(654)	70,914

12 Months or More
U.S. Treasury and government agencies	238,299	(10,128)	228,171
State and political subdivisions	285,485	(39,139)	246,346
Agency mortgage-backed securities	401,088	(45,706)	355,382
Asset-backed securities	21,209	(98)	21,111
Total ≥12 months AFS securities with unrealized losses	946,081	(95,071)	851,010

Total
U.S. Treasury and government agencies	240,250	(10,134)	230,116
State and political subdivisions	290,012	(39,362)	250,650
Agency mortgage-backed securities	466,178	(46,131)	420,047
Asset-backed securities	21,209	(98)	21,111
Total AFS securities with unrealized losses	$1,017,649	$(95,725)	$921,924

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

Equity Securities at Fair Value

Equity securities at fair value as of September 30, 2025 were $4.0 million, as a result of a $449 thousand decrease in the fair value in the third quarter of 2025 and a $180 thousand increase for the nine months ended September 30, 2025.  The fair value of equity securities increased $212 thousand in the third quarter of 2024 and $108 thousand for the nine months ended September 30, 2024.  No equity securities were sold during the three and nine months ended September 30, 2025 or 2024.

Note 4 – Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

September 30, 2025 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$483,833	$0	$0	$483,833
Commercial real estate residential	573,270	0	0	573,270
Commercial real estate nonresidential	925,672	(3,990)	0	921,682
Dealer floorplans	73,842	0	0	73,842
Commercial other	370,877	(7)	1,413	372,283
Commercial loans	2,427,494	(3,997)	1,413	2,424,910

Real estate mortgage	1,152,875	4,665	0	1,157,540
Home equity lines	184,189	2	0	184,191
Residential loans	1,337,064	4,667	0	1,341,731

Consumer direct	149,719	0	0	149,719
Consumer indirect	843,950	537	33,068	877,555
Consumer loans	993,669	537	33,068	1,027,274

Loans and lease financing	$4,758,227	$1,207	$34,481	$4,793,915

December 31, 2024 (in thousands)	Gross Loans	Unearned Fees/Costs	Unearned Premiums	Net Loans
Hotel/motel	$458,832	$0	$0	$458,832
Commercial real estate residential	508,310	0	0	508,310
Commercial real estate nonresidential	868,993	(3,962)	0	865,031
Dealer floorplans	84,956	0	0	84,956
Commercial other	355,568	(18)	0	355,550
Commercial loans	2,276,659	(3,980)	0	2,272,679

Real estate mortgage	1,039,777	3,624	0	1,043,401
Home equity lines	167,425	0	0	167,425
Residential loans	1,207,202	3,624	0	1,210,826

Consumer direct	152,843	0	0	152,843
Consumer indirect	817,893	357	32,039	850,289
Consumer loans	970,736	357	32,039	1,003,132

Loans and lease financing	$4,454,597	$1	$32,039	$4,486,637

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

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balance above.  Loans held for sale are recorded at lower of cost or fair value and were $0.5 million at September 30, 2025 and $0.2 million at December 31, 2024.  Accrued interest receivable for loan balances was $20.5 million at September 30, 2025 and $18.7 million at December 31, 2024.

Allowance for Credit Losses

The following tables present the balance in the ACL for loans for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,604	$20	$0	$0	$5,624
Commercial real estate residential	6,480	60	(65)	5	6,480
Commercial real estate nonresidential	11,457	1,905	(1,000)	3	12,365
Dealer floorplans	507	107	0	0	614
Commercial other	3,711	(98)	(191)	79	3,501
Real estate mortgage	12,953	726	(162)	8	13,525
Home equity	1,604	17	0	2	1,623
Consumer direct	2,131	115	(313)	119	2,052
Consumer indirect	13,378	1,206	(2,293)	1,060	13,351
Total ACL	$57,825	$4,058	$(4,024)	$1,276	$59,135

	Nine Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$5,208	$416	$0	$0	$5,624
Commercial real estate residential	5,467	1,122	(124)	15	6,480
Commercial real estate nonresidential	10,307	3,049	(1,002)	11	12,365
Dealer floorplans	682	(68)	0	0	614
Commercial other	3,832	550	(1,146)	265	3,501
Real estate mortgage	12,504	1,240	(242)	23	13,525
Home equity	1,499	116	(7)	15	1,623
Consumer direct	2,221	312	(780)	299	2,052
Consumer indirect	13,248	3,106	(5,973)	2,970	13,351
Total ACL	$54,968	$9,843	$(9,274)	$3,598	$59,135

	Three Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,447	$581	$0	$0	$5,028
Commercial real estate residential	4,349	139	0	5	4,493
Commercial real estate nonresidential	8,706	388	0	6	9,100
Dealer floorplans	561	78	0	0	639
Commercial other	3,385	53	(278)	228	3,388
Real estate mortgage	11,840	651	(37)	6	12,460
Home equity	1,318	63	(40)	5	1,346
Consumer direct	3,604	65	(249)	43	3,463
Consumer indirect	13,938	718	(2,132)	919	13,443
Total ACL	$52,148	$2,736	$(2,736)	$1,212	$53,360

	Nine Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL
Hotel/motel	$4,592	$436	$0	$0	$5,028
Commercial real estate residential	4,285	189	0	19	4,493
Commercial real estate nonresidential	7,560	1,481	0	59	9,100
Dealer floorplans	659	(20)	0	0	639
Commercial other	3,760	316	(1,124)	436	3,388
Real estate mortgage	10,197	2,327	(88)	24	12,460
Home equity	1,367	6	(40)	13	1,346
Consumer direct	3,261	999	(971)	174	3,463
Consumer indirect	13,862	2,630	(6,016)	2,967	13,443
Total ACL	$49,543	$8,364	$(8,239)	$3,692	$53,360

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,026	$2,276	$3,302
Commercial real estate nonresidential	0	10,593	739	11,332
Commercial other	37	714	508	1,259
Total commercial loans	37	12,333	3,523	15,893

Real estate mortgage	0	2,999	4,416	7,415
Home equity lines	0	278	451	729
Total residential loans	0	3,277	4,867	8,144

Consumer direct	0	0	35	35
Consumer indirect	0	0	615	615
Total consumer loans	0	0	650	650

Loans and lease financing	$37	$15,610	$9,040	$24,687

	December 31, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,248	$369	$1,617
Commercial real estate nonresidential	8,000	1,641	3,513	13,154
Commercial other	246	1,106	64	1,416
Total commercial loans	8,246	3,995	3,946	16,187

Real estate mortgage	0	3,748	5,072	8,820
Home equity lines	0	204	444	648
Total residential loans	0	3,952	5,516	9,468

Consumer direct	0	176	93	269
Consumer indirect	0	0	762	762
Total consumer loans	0	176	855	1,031

Loans and lease financing	$8,246	$8,123	$10,317	$26,686

Interest income recognized for the nine months ended September 30, 2025 on nonaccrual loans totaled $26.6 thousand and $189.4 thousand for the year ended December 31, 2024.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of September 30, 2025 and December 31, 2024 (includes loans 90 days past due and still accruing as well):

	September 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$116	$0	$0	$116	$483,717	$483,833
Commercial real estate residential	169	63	2,700	2,932	570,338	573,270
Commercial real estate nonresidential	2,563	85	11,085	13,733	907,949	921,682
Dealer floorplans	0	0	0	0	73,842	73,842
Commercial other	1,758	114	983	2,855	369,428	372,283
Total commercial loans	4,606	262	14,768	19,636	2,405,274	2,424,910

Real estate mortgage	1,092	4,773	6,404	12,269	1,145,271	1,157,540
Home equity lines	1,770	648	508	2,926	181,265	184,191
Total residential loans	2,862	5,421	6,912	15,195	1,326,536	1,341,731

Consumer direct	943	142	35	1,120	148,599	149,719
Consumer indirect	3,826	1,111	615	5,552	872,003	877,555
Total consumer loans	4,769	1,253	650	6,672	1,020,602	1,027,274

Loans and lease financing	$12,237	$6,936	$22,330	$41,503	$4,752,412	$4,793,915

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$458,832	$458,832
Commercial real estate residential	575	444	828	1,847	506,463	508,310
Commercial real estate nonresidential	1,349	118	12,890	14,357	850,674	865,031
Dealer floorplans	0	0	0	0	84,956	84,956
Commercial other	1,033	595	1,018	2,646	352,904	355,550
Total commercial loans	2,957	1,157	14,736	18,850	2,253,829	2,272,679

Real estate mortgage	654	3,304	7,998	11,956	1,031,445	1,043,401
Home equity lines	1,919	348	613	2,880	164,545	167,425
Total residential loans	2,573	3,652	8,611	14,836	1,195,990	1,210,826

Consumer direct	876	107	268	1,251	151,592	152,843
Consumer indirect	4,872	1,096	762	6,730	843,559	850,289
Total consumer loans	5,748	1,203	1,030	7,981	995,151	1,003,132

Loans and lease financing	$11,278	$6,012	$24,377	$41,667	$4,444,970	$4,486,637

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

Term Loans Amortized Cost Basis by Origination Year As of September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$47,354	$59,134	$87,543	$133,316	$26,458	$88,057	$5,619	$447,481
Watch	0	0	2,023	12,000	6,441	11,164	0	31,628
OAEM	0	0	0	0	0	0	0	0
Substandard	0	834	0	3,890	0	0	0	4,724
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	47,354	59,968	89,566	149,206	32,899	99,221	5,619	483,833

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	148,046	105,457	90,426	71,601	53,699	48,050	23,271	540,550
Watch	8,780	942	3,281	1,375	3,586	5,577	221	23,762
OAEM	0	0	193	0	0	53	0	246
Substandard	2,061	510	357	505	1,837	3,393	49	8,712
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	158,887	106,909	94,257	73,481	59,122	57,073	23,541	573,270

Commercial real estate residential year-to-date gross charge-offs	0	(18)	(106)	0	0	0	0	(124)

Commercial real estate nonresidential
Risk rating:
Pass	143,099	164,868	107,456	109,097	102,079	175,799	38,952	841,350
Watch	1,561	6,740	4,242	7,192	17,437	11,933	835	49,940
OAEM	0	100	0	0	0	17	0	117
Substandard	3,576	1,115	2,130	2,072	2,386	18,995	0	30,274
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	148,236	172,823	113,828	118,361	121,902	206,745	39,787	921,682

Commercial real estate nonresidential year-to-date gross charge-offs	0	(1,000)	0	0	0	(2)	0	(1,002)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	64,610	64,610
Watch	0	0	0	0	0	0	8,953	8,953
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	73,842	73,842

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	76,310	42,772	35,248	30,517	22,604	40,506	71,733	319,690
Watch	1,087	1,067	797	818	164	489	20,078	24,500
OAEM	0	0	85	0	8,038	0	245	8,368
Substandard	13,517	1,189	3,270	357	169	426	797	19,725
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	90,914	45,028	39,400	31,692	30,975	41,421	92,853	372,283

Commercial other year-to-date gross charge-offs	(559)	(105)	(260)	(6)	(213)	(3)	0	(1,146)

Commercial loans
Risk rating:
Pass	414,809	372,231	320,673	344,531	204,840	352,412	204,185	2,213,681
Watch	11,428	8,749	10,343	21,385	27,628	29,163	30,087	138,783
OAEM	0	100	278	0	8,038	70	245	8,731
Substandard	19,154	3,648	5,757	6,824	4,392	22,814	1,125	63,714
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$445,391	$384,728	$337,051	$372,740	$244,898	$404,460	$235,642	$2,424,910

Total commercial loans year-to-date gross charge-offs	$(559)	$(1,123)	$(366)	$(6)	$(213)	$(5)	$0	$(2,272)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$72,924	$88,016	$134,663	$27,145	$21,609	$70,311	$5,419	$420,087
Watch	0	2,062	10,822	6,570	0	13,358	0	32,812
OAEM	0	0	0	0	0	0	0	0
Substandard	1,954	0	3,979	0	0	0	0	5,933
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	74,878	90,078	149,464	33,715	21,609	83,669	5,419	458,832

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	162,855	94,758	78,106	60,482	24,603	37,689	21,267	479,760
Watch	5,381	3,009	1,692	3,739	1,523	5,261	58	20,663
OAEM	31	0	0	0	0	58	0	89
Substandard	1,470	609	792	531	420	3,928	48	7,798
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	169,737	98,376	80,590	64,752	26,546	46,936	21,373	508,310

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate nonresidential
Risk rating:
Pass	180,139	121,801	124,200	120,623	62,674	155,561	38,270	803,268
Watch	4,574	2,004	4,004	8,683	3,425	6,970	624	30,284
OAEM	0	7	12	0	0	45	0	64
Substandard	4,873	1,527	357	2,700	11,179	10,778	0	31,414
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	189,586	125,339	128,573	132,006	77,278	173,355	38,894	865,031

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	82,639	82,639
Watch	0	0	0	0	0	0	1,861	1,861
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	456	0	456
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	456	84,500	84,956

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	83,742	43,935	38,912	25,806	25,187	19,520	79,851	316,953
Watch	1,823	877	671	295	111	533	14,739	19,049
OAEM	27	0	0	8,469	0	0	30	8,526
Substandard	2,301	4,279	2,203	299	447	162	1,331	11,022
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	87,893	49,091	41,786	34,869	25,745	20,215	95,951	355,550

Commercial other year-to-date gross charge-offs	(1,148)	(134)	(142)	(45)	(2)	(5)	0	(1,476)

Commercial loans
Risk rating:
Pass	499,660	348,510	375,881	234,056	134,073	283,081	227,446	2,102,707
Watch	11,778	7,952	17,189	19,287	5,059	26,122	17,282	104,669
OAEM	58	7	12	8,469	0	103	30	8,679
Substandard	10,598	6,415	7,331	3,530	12,046	15,324	1,379	56,623
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$522,094	$362,884	$400,413	$265,342	$151,178	$324,631	$246,137	$2,272,679

Total commercial loans year-to-date gross charge-offs	$(1,148)	$(134)	$(142)	$(45)	$(2)	$(5)	$0	$(1,476)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

Term Loans Amortized Cost Basis by Origination Year As of September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,885	$177,577	$183,462
Nonperforming	0	0	0	0	0	207	522	729
Total home equity lines	0	0	0	0	0	6,092	178,099	184,191

Home equity year-to-date gross charge-offs	0	0	0	0	0	(7)	0	(7)

Mortgage loans
Performing	201,267	190,959	175,386	132,403	136,866	313,244	0	1,150,125
Nonperforming	536	1,036	827	1,319	550	3,147	0	7,415
Total mortgage loans	201,803	191,995	176,213	133,722	137,416	316,391	0	1,157,540

Mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(189)	0	(242)

Residential loans
Performing	201,267	190,959	175,386	132,403	136,866	319,129	$177,577	1,333,587
Nonperforming	536	1,036	827	1,319	550	3,354	522	8,144
Total residential loans	201,803	191,995	176,213	133,722	137,416	$322,483	178,099	$1,341,731

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(196)	$0	$(249)

Consumer direct loans
Performing	$46,323	$33,967	$24,707	$14,173	$12,904	$17,610	$0	$149,684
Nonperforming	19	0	16	0	0	0	0	35
Total consumer direct loans	46,342	33,967	24,723	14,173	12,904	17,610	0	149,719

Consumer direct loans year-to-date gross charge-offs	(14)	(242)	(220)	(197)	(50)	(57)	0	(780)

Consumer indirect loans
Performing	297,413	244,788	171,566	105,750	38,026	19,397	0	876,940
Nonperforming	31	292	165	100	21	6	0	615
Total consumer indirect loans	297,444	245,080	171,731	105,850	38,047	19,403	0	877,555

Consumer indirect loans year-to-date gross charge-offs	(69)	(975)	(2,732)	(1,538)	(423)	(236)	0	(5,973)

Consumer loans
Performing	343,736	278,755	196,273	119,923	50,930	37,007	0	1,026,624
Nonperforming	50	292	181	100	21	6	0	650
Total consumer loans	$343,786	$279,047	$196,454	$120,023	$50,951	$37,013	$0	$1,027,274

Total consumer loans year-to-date gross charge-offs	$(83)	$(1,217)	$(2,952)	$(1,735)	$(473)	$(293)	$0	$(6,753)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,121	$159,656	$166,777
Nonperforming	0	0	0	0	0	362	286	648
Total home equity lines	0	0	0	0	0	7,483	159,942	167,425

Home equity lines year-to-date gross charge-offs	0	0	0	0	0	(80)	0	(80)

Mortgage loans
Performing	197,756	192,959	140,265	146,391	107,009	250,201	0	1,034,581
Nonperforming	0	1,074	1,424	250	279	5,793	0	8,820
Total mortgage loans	197,756	194,033	141,689	146,641	107,288	255,994	0	1,043,401

Mortgage loans year-to-date gross charge-offs	0	0	(28)	0	0	(97)	0	(125)

Residential loans
Performing	197,756	192,959	140,265	146,391	107,009	257,322	159,656	1,201,358
Nonperforming	0	1,074	1,424	250	279	6,155	286	9,468
Total residential loans	$197,756	$194,033	$141,689	$146,641	$107,288	$263,477	$159,942	$1,210,826

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(28)	$0	$(177)	$0	$(205)

Consumer direct loans
Performing	$54,745	$35,179	$21,456	$17,509	$9,839	$13,846	$0	$152,574
Nonperforming	7	72	190	0	0	0	0	269
Total consumer direct loans	54,752	35,251	21,646	17,509	9,839	13,846	0	152,843

Consumer direct loans year-to-date gross charge-offs	(41)	(314)	(690)	(85)	(29)	(61)	0	(1,220)

Consumer indirect loans
Performing	333,945	243,247	162,051	65,032	34,870	10,382	0	849,527
Nonperforming	117	324	218	63	40	0	0	762
Total consumer indirect loans	334,062	243,571	162,269	65,095	34,910	10,382	0	850,289

Consumer indirect loans year-to-date gross charge-offs	(363)	(2,760)	(2,609)	(1,385)	(236)	(249)	0	(7,602)

Consumer loans
Performing	388,690	278,426	183,507	82,541	44,709	24,228	0	1,002,101
Nonperforming	124	396	408	63	40	0	0	1,031
Total consumer loans	$388,814	$278,822	$183,915	$82,604	$44,749	$24,228	$0	$1,003,132

Total consumer loans year-to-date gross charge-offs	$(404)	$(3,074)	$(3,299)	$(1,470)	$(265)	$(310)	$0	$(8,822)
The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $1.7 million at September 30, 2025 and $4.0 million at December 31, 2024.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis. Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2025
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	1	$3,519	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	8	26,286	1,075
Commercial other	4	20,462	0
Total collateral dependent loans	14	$51,788	$1,075

	December 31, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,555	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	8	27,087	325
Commercial other	3	12,963	0
Total collateral dependent loans	13	$45,605	$325

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss is $1.1 million.  This expected loss is tied to four unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  Four loans listed in the commercial other segment at September 30, 2025 are collateralized by inventory, equipment, and accounts receivable.  The dealer floorplan is collateralized with automobiles.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the three months ended September 30, 2025:
	Amortized Cost at September 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	41	0.01
Commercial real estate nonresidential	7,254	0.79	124	0.01
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	169	0.05
Commercial loans	7,254	0.30	334	0.01

Real estate mortgage	435	0.04	2,780	0.24
Home equity lines	47	0.03	0	0.00
Residential loans	482	0.04	2,780	0.21

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	302	0.03
Consumer loans	0	0.00	302	0.03

Loans and lease financing	$7,736	0.16%	$3,416	0.07%

	Amortized Cost at September 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	121	0.02
Commercial real estate nonresidential	242	0.03	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	65	0.02
Commercial loans	242	0.01	186	0.01

Real estate mortgage	108	0.01	0	0.00
Home equity lines	95	0.05	0	0.00
Residential loans	203	0.02	0	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	0	0.00

Loans and lease financing	$445	0.01%	$186	0.00%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.0%	Added a weighted-average 20.2 years to life of the loans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.2% to 3.7%	Added a weighted-average 0.4 years to life of the loans

Home equity lines	Reduced weighted-average contractual interest rate from 8.9% to 7.5%

Consumer direct

Consumer indirect		Added a weighted-average 1.1 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 6.5% to 4.5% and increased the weighted-average life by 0.5 years

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.4% to 3.0% and increased the weighted-average life by 6.5 years

Home Equity Lines	Reduced weighted-average contractual interest rate from 8.7% to 7.5% and increased the weighted-average life by 9.0 years

Consumer indirect

These loans, segregated by loan segment and concession granted, are presented below for the nine months ended September 30, 2025:

	Amortized Cost at September 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	340	0.06
Commercial real estate nonresidential	7,381	0.80	2,616	0.28
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,362	0.37
Commercial loans	7,381	0.30	4,318	0.18

Real estate mortgage	807	0.07	7,717	0.67
Home equity lines	47	0.03	320	0.17
Residential loans	854	0.06	8,037	0.60

Consumer direct	0	0.00	216	0.14
Consumer indirect	0	0.00	575	0.07
Consumer loans	0	0.00	791	0.08

Loans and lease financing	$8,235	0.17%	$13,146	0.27%

	Amortized Cost at September 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	1,065	0.19	121	0.02
Commercial real estate nonresidential	242	0.03	348	0.04
Dealer floorplans	0	0.00	0	0.00
Commercial other	378	0.10	460	0.12
Commercial loans	1,685	0.07	929	0.04

Real estate mortgage	717	0.06	35	0.00
Home equity lines	142	0.08	0	0.00
Residential loans	859	0.06	35	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	149	0.02
Consumer loans	0	0.00	149	0.01

Loans and lease financing	$2,544	0.05%	$1,113	0.02%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 0.9 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.1%	Added a weighted-average 1.4 years to life of the loans

Commercial other		Added a weighted-average 3.8 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.5% to 4.0%	Added a weighted-average 0.4 years to life of the loans

Home equity lines	Reduced weighted-average contractual interest rate from 8.9% to 7.5%	Added a weighted-average 2.9 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 1.0 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.3% to 8.1% and increased the weighted-average life by 15.9 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 6.5% to 4.5% and increased the weighted-average life by 0.5 years	Provided payment changes that will be added to the end of the original loan term

Commercial other	Increased weighted-average contractual interest rate from 7.0% to 8.0% and increased the weighted-average life by 5.6 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.3% to 3.6% and increased the weighted-average life by 5.5 years	Provided payment changes that will be added to the end of the original loan term

Home equity lines	Reduced weighted-average contractual interest rate from 8.3% to 7.5% and increased the weighted-average life by 7.5 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

These loans, segregated by class of loans and concessions granted, are presented below for the three months ended September 30, 2024:

	Amortized Cost at September 30, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	345	0.10
Commercial loans	0	0.00	345	0.02

Real estate mortgage	183	0.02	2,030	0.20
Home equity lines	0	0.00	0	0.00
Residential loans	183	0.02	2,030	0.17

Consumer direct	0	0.00	71	0.05
Consumer indirect	0	0.00	0	0.00
Consumer loans	0	0.00	71	0.01

Loans and lease financing	$183	0.00%	$2,446	0.06%

	Amortized Cost at September 30, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$1,954	0.43%
Commercial real estate residential	0	0.00	0	0.00
Commercial real estate nonresidential	0	0.00	0	0.00
Dealer floorplans	0	0.00	0	0.00
Commercial other	164	0.05	195	0.06
Commercial loans	164	0.01	2,149	0.10

Real estate mortgage	258	0.03	0	0.00
Home equity lines	32	0.02	0	0.00
Residential loans	290	0.02	0	0.00

Consumer direct	0	0.00	1	0.00
Consumer indirect	0	0.00	9	0.00
Consumer loans	0	0.00	10	0.00

Loans and lease financing	$454	0.01%	$2,159	0.05%

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

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment. The table below represents the payment status of  loans to borrowers experiencing financial difficulty for the past 12 months as of September 30, 2025.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$834	$0	$0	$0
Commercial real estate residential	1,807	0	0	602
Commercial real estate nonresidential	10,874	109	0	0
Dealer floorplans	279	0	0	0
Commercial other	2,143	545	314	24
Real estate mortgage	10,168	1,062	728	216
Home equity lines	170	245	0	166
Consumer direct	231	0	0	0
Consumer indirect	873	28	0	0
Loans to borrowers experiencing financial difficulty	$27,379	$1,989	$1,042	$1,008

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During the quarter ended September 30, 2025, there were eleven loans to borrowers experiencing financial difficulty that subsequently defaulted. CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended September 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	2	$219
Residential:
Real estate mortgage	8	845
Home equity lines	1	23
Loans to borrowers experiencing financial difficulty	11	$1,087

	Nine Months Ended September 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	3	$314
Residential:
Real estate mortgage	12	1,075
Home equity lines	1	23
Loans to borrowers experiencing financial difficulty	16	$1,412

	Three Months Ended September 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Real estate mortgage	5	$467
Total loans experiencing financial difficulty	5	$467

	Nine Months Ended September 30, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial real estate residential	1	$237
Commercial other	4	316
Real estate mortgage	8	1,263
Total loans experiencing financial difficulty	13	$1,816

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure at September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$899	$(77)	$0	$0	$822
Real estate mortgage	420	(115)	0	0	305
Consumer	23	0	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,342	$(192)	$0	$0	$1,150

	Nine Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(249)	$0	$0	$822
Real estate mortgage	372	(67)	0	0	305
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(315)	$0	$0	$1,150

	Three Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465

	Nine Months Ended September 30, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465

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

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $356.9 million and $292.2 million at September 30, 2025 and December 31, 2024, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024 is presented in the following tables:

	September 30, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$11,849	$0	$13	$11,222	$23,084
State and political subdivisions	108,047	0	2,038	16,098	126,183
Agency mortgage-backed securities	25,506	0	481	95,090	121,077
Asset-backed securities	3,304	0	0	11,215	14,519
Total repurchase agreements	$148,706	$0	$2,532	$133,625	$284,863

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$23,240	$11	$7,657	$25,482	$56,390
State and political subdivisions	108,775	489	7,288	3,700	120,252
Agency mortgage-backed securities	17,756	0	34,355	7,091	59,202
Asset-backed securities	4,322	0	0	0	4,322
Total repurchase agreements	$154,093	$500	$49,300	$36,273	$240,166

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis. The following table presents information regarding repurchase agreements as if it was presented on a net basis as of September 30, 2025 and December 31, 2024:

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
September 30, 2025:
Repurchase agreements	$284,863	$0	$284,863	$(284,863)	$0	$0

December 31, 2024:
Repurchase agreements	$240,166	$0	$240,166	$(240,166)	$0	$0

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$234,613	$0	$234,613	$0
State and political subdivisions	263,729	0	263,729	0
Agency mortgage-backed securities	509,099	0	509,099	0
Asset-backed securities	30,524	0	30,524	0
Equity securities at fair value	3,961	0	0	3,961
Mortgage servicing rights	6,874	0	0	6,874

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$341,495	$328,569	$12,926	$0
State and political subdivisions	253,557	0	253,557	0
Agency mortgage-backed securities	409,709	0	409,709	0
Asset-backed securities	50,967	0	50,967	0
Equity securities at fair value	3,781	0	0	3,781
Mortgage servicing rights	7,357	0	0	7,357

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value. CTBI had no liabilities measured and recorded at fair value as of September 30, 2025 and December 31, 2024. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

As of September 30, 2025 and December 31, 2024, the only securities owned by CTBI that were valued using Level 3 criteria are Visa Class B Stock (included in equity securities at fair value). Fair value for Visa Class B Stock is determined by utilizing assumptions about factors such as quarterly common stock dividend payments, the conversion of the securities to the relevant Class A Stock shares subject to the prevailing conversion rate and conversion date. We have concluded the assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset. See the tables below for inputs and valuation techniques used for Level 3 equity securities.

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5549 and the most recent dividend rate of 0.9174 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,410	$7,096	$3,054	$7,749
Total unrealized gains (losses)
Included in net income	(449)	(65)	212	(494)
Issues	0	36	0	34
Settlements	0	(193)	0	(198)
Ending balance	$3,961	$6,874	$3,266	$7,091

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(449)	$(65)	$212	$(494)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,781	$7,357	$3,158	$7,665
Total unrealized gains (losses)
Included in net income	180	(20)	108	(173)
Issues	0	85	0	100
Settlements	0	(548)	0	(501)
Ending balance	$3,961	$6,874	$3,266	$7,091

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$180	$(20)	$108	$(173)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2025	2024	2025	2024
Total gains (losses)	$(707)	$(480)	$(388)	$(566)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$7,347	$0	$0	$7,347
Other real estate owned	148	0	0	148

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,310	$0	$0	$8,310
Other real estate owned	731	0	0	731

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There were two fair value adjustments to collateral-dependent loans during the nine months ended September 30, 2025 totaling $1.8 million, while there were no fair value adjustments to collateral-dependent loans during the nine months ended September 30, 2024. Fair value adjustments for the year ended December 31, 2024 were $0.1 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments to OREO disclosed above for the nine months ended September 30, 2025 and 2024 were $65 thousand and $6 thousand, respectfully, while fair value adjustments for the year ended December 31, 2024 were $63 thousand.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs
Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell. The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2025 and December 31, 2024.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,961	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2026 - Dec 2030 (Dec 2028)

Mortgage servicing rights	$6,874	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 22.3% (6.6%)
			Cost to service	$0 - $567 ($76)
			Probability of default	0.0% - 100.0% (1.2%)
			Discount rate	9.3% - 11.5% (9.7%)

Collateral-dependent loans	$7,347	Market comparable properties	Marketability discount	18.8% - 23.0% (19.7%)

Other real estate owned	$148	Market comparable properties	Comparability adjustments	0.0% - 10.0% (9.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,781	Discount cash flows, computer pricing model	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,357	Discount cash flows, computer pricing model	Constant prepayment rate	0.0% - 21.2% (6.6%)
			Cost to service	$0 - $435 ($76)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	9.5% - 12.3% (10.1%)

Collateral-dependent loans	$8,310	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$731	Market comparable properties	Comparability adjustments	10.0% - 58.53% (42.2%)

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of September 30, 2025 and indicates the level within the fair value hierarchy of the valuation techniques.  In accordance with the adoption of ASU 2016-01, the fair values as of September 30, 2025 were measured using an exit price notion.

		Fair Value Measurements at September 30, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$507,624	$507,624	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,037,965	0	1,037,965	0
Equity securities at fair value	3,961	0	0	3,961
Loans held for sale	483	492	0	0
Loans, net	4,734,780	0	0	4,733,747
Federal Home Loan Bank stock	5,061	0	5,061	0
Federal Reserve Bank stock	4,887	0	4,887	0
Accrued interest receivable	25,132	0	25,132	0

Financial liabilities:
Deposits	$5,385,461	$1,248,573	$3,938,237	$0
Repurchase agreements	284,863	0	0	284,826
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	298	0	310	0
Long-term debt	63,843	0	0	54,687
Accrued interest payable	19,190	0	19,190	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

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

Note 7 – Segment Reporting

CTBI is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including CTB and Community Trust and Investment Company.  As a community-oriented financial institution, the majority of CTBI’s operations consist of commercial and personal banking services.  Management analyzes the operation of CTBI assuming one operating segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  Our chief operating decision maker is comprised of the executive officers of CTBI (the “Executive Committee”).  The Executive Committee uses net income to allocate resources in the annual budget and forecasting process.  The Executive Committee considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.  The Executive Committee uses net interest income and noninterest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating product offerings and pricing.  The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the quarters and nine months ended September 30, 2025 and 2024, and measure of a segment’s assets as of September 30, 2025 and December 31, 2024.  CTBI does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.  Accounting policies for the segment are the same as described in Note 1 above.  All operations of CTBI are domestic.  The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Three Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$77,707	$0	$0	$77,707
Interest and dividends on securities:
Taxable	5,762	0	0	5,762
Tax exempt	610	0	0	610
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	190	0	0	190
Interest on Federal Reserve Bank deposits	4,194	0	0	4,194
Other, including interest on federal funds sold	70	29	0	99
Total interest income	88,533	29	0	88,562

Interest expense:
Interest on deposits	29,385	0	0	29,385
Interest on repurchase agreements and federal funds purchased	2,621	0	0	2,621
Interest on advances from Federal Home Loan Bank	0	0	0	0
Interest on long-term debt	102	954	(54)	1,002
Total interest expense	32,108	954	(54)	33,008

Net interest income	56,425	(925)	54	55,554
Provision for credit losses	3,866	0	0	3,866
Net interest income after provision for credit losses	52,559	(925)	54	51,688

Noninterest income:
Deposit related fees	8,131	0	0	8,131
Gains on sales of loans, net	89	0	0	89
Trust and wealth management income	4,419	0	(142)	4,277
Loan related fees	897	0	0	897
Bank owned life insurance	1,144	0	0	1,144
Brokerage revenue	588	0	0	588
Securities gains (losses)	(449)	0	0	(449)
Dividend and undistributed income from subsidiaries	0	25,331	(25,331)	0
Other noninterest income	1,565	310	(606)	1,269
Total noninterest income	16,384	25,641	(26,079)	15,946

Noninterest expense:
Officer salaries and employee benefits	3,908	650	(221)	4,337
Other salaries and employee benefits	17,437	230	(230)	17,437
Occupancy, net	2,468	0	0	2,468
Equipment	810	51	(68)	793
Data processing	4,009	10	(444)	3,575
Tax other than property and payroll	564	0	0	564
Legal fees	335	43	0	378
Professional fees	1,349	104	(786)	667
Advertising and marketing	922	31	0	953
FDIC insurance	703	0	0	703
Other real estate owned provision and expense	99	0	0	99
Repossession expense	691	0	0	691
Other noninterest expense	3,984	245	(150)	4,079
Total noninterest expense	37,279	1,364	(1,899)	36,744

Income before income taxes	31,664	23,352	(24,126)	30,890
Income taxes	7,538	(559)	0	6,979
Net income	$24,126	$23,911	$(24,126)	$23,911

(in thousands) Three Months Ended September 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$70,805	$0	$0	$70,805
Interest and dividends on securities:
Taxable	6,025	0	0	6,025
Tax exempt	623	0	0	623
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	180	0	0	180
Interest on Federal Reserve Bank deposits	2,044	0	0	2,044
Other, including interest on federal funds sold	104	33	0	137
Total interest income	79,781	33	0	79,814

Interest expense:
Interest on deposits	28,800	0	0	28,800
Interest on repurchase agreements and federal funds purchased	2,681	0	0	2,681
Interest on advances from Federal Home Loan Bank	0	0	0	0
Interest on long-term debt	94	1,103	(63)	1,134
Total interest expense	31,575	1,103	(63)	32,615

Net interest income	48,206	(1,070)	63	47,199
Provision for credit losses	2,736	0	0	2,736
Net interest income after provision for credit losses	45,470	(1,070)	63	44,463

Noninterest income:
Deposit related fees	7,886	0	0	7,886
Gains on sales of loans, net	80	0	0	80
Trust and wealth management income	3,707	0	0	3,707
Loan related fees	813	0	0	813
Bank owned life insurance	1,214	0	0	1,214
Brokerage revenue	563	0	0	563
Securities gains (losses)	213	0	0	213
Dividend and undistributed income from subsidiaries	0	23,258	(23,258)	0
Other noninterest income	1,365	299	(577)	1,087
Total noninterest income	15,841	23,557	(23,835)	15,563

Noninterest expense:
Officer salaries and employee benefits	3,774	149	(208)	3,715
Other salaries and employee benefits	15,806	218	(218)	15,806
Occupancy, net	2,373	1	0	2,374
Equipment	697	53	(52)	698
Data processing	3,197	4	(397)	2,804
Taxes other than property and payroll	438	0	0	438
Legal fees	234	70	0	304
Professional fees	1,565	100	(945)	720
Advertising and marketing	869	7	0	876
FDIC insurance	629	0	0	629
Other real estate owned provision and expense	13	0	0	13
Repossession expense	256	0	0	256
Other noninterest expense	3,759	268	(148)	3,879
Total noninterest expense	33,610	870	(1,968)	32,512

Income before income taxes	27,701	21,617	(21,804)	27,514
Income taxes	5,897	(525)	0	5,372
Net income	$21,804	$22,142	$(21,804)	$22,142

(in thousands) Nine Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$226,271	$0	$0	$226,271
Interest and dividends on securities:
Taxable	17,246	0	0	17,246
Tax exempt	1,840	0	0	1,840
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	559	0	0	559
Interest on Federal Reserve Bank deposits	9,984	0	0	9,984
Other, including interest on federal funds sold	200	87	0	287
Total interest income	256,100	87	0	256,187

Interest expense:
Interest on deposits	85,013	0	0	85,013
Interest on repurchase agreements and federal funds purchased	7,291	0	0	7,291
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	284	2,890	(165)	3,009
Total interest expense	92,601	2,890	(165)	95,326

Net interest income	163,499	(2,803)	165	160,861
Provision for credit losses	9,528	0	0	9,528
Net interest income after provision for credit losses	153,971	(2,803)	165	151,333

Noninterest income:
Deposit related fees	22,303	0	0	22,303
Gains on sales of loans, net	213	0	0	213
Trust and wealth management income	12,764	0	(414)	12,350
Loan related fees	3,111	0	0	3,111
Bank owned life insurance	3,281	0	0	3,281
Brokerage revenue	1,608	0	0	1,608
Securities gains (losses)	181	0	0	181
Dividend and undistributed income from subsidiaries	0	75,445	(75,445)	0
Other noninterest income	4,855	931	(1,819)	3,967
Total noninterest income	48,316	76,376	(77,678)	47,014

Noninterest expense:
Officer salaries and employee benefits	12,637	2,370	(663)	14,344
Other salaries and employee benefits	49,202	690	(690)	49,202
Occupancy, net	7,608	0	0	7,608
Equipment	2,317	154	(206)	2,265
Data processing	11,065	27	(1,332)	9,760
Tax other than property and payroll	1,666	0	0	1,666
Legal fees	1,043	214	0	1,257
Professional fees	4,052	309	(2,347)	2,014
Advertising and marketing	2,376	15	0	2,391
FDIC insurance	2,080	0	0	2,080
Other real estate owned provision and expense	224	0	0	224
Repossession expense	1,148	0	0	1,148
Other noninterest expense	12,192	914	(450)	12,656
Total noninterest expense	107,610	4,693	(5,688)	106,615

Income before income taxes	94,677	68,880	(71,825)	91,732
Income taxes	22,852	(1,902)	0	20,950
Net income	$71,825	$70,782	$(71,825)	$70,782

(in thousands) Nine Months Ended September 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$202,785	$0	$0	$202,785
Interest and dividends on securities:
Taxable	19,087	0	0	19,087
Tax exempt	1,935	0	0	1,935
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	564	0	0	564
Interest on Federal Reserve Bank deposits	6,756	0	0	6,756
Other, including interest on federal funds sold	236	101	0	337
Total interest income	231,363	101	0	231,464

Interest expense:
Interest on deposits	83,620	0	0	83,620
Interest on repurchase agreements and federal funds purchased	7,897	0	0	7,897
Interest on advances from Federal Home Loan Bank	15	0	0	15
Interest on long-term debt	278	3,379	(193)	3,464
Total interest expense	91,810	3,379	(193)	94,996

Net interest income	139,553	(3,278)	193	136,468
Provision for credit losses	8,364	0	0	8,364
Net interest income after provision for credit losses	131,189	(3,278)	193	128,104

Noninterest income:
Deposit related fees	22,205	0	0	22,205
Gains on sales of loans, net	244	0	0	244
Trust and wealth management income	10,960	0	0	10,960
Loan related fees	3,485	0	0	3,485
Bank owned life insurance	4,321	0	0	4,321
Brokerage revenue	1,736	0	0	1,736
Securities gains (losses)	110	0	0	110
Dividend and undistributed income from subsidiaries	0	64,526	(64,526)	0
Other noninterest income	4,176	883	(1,715)	3,344
Total noninterest income	47,237	65,409	(66,241)	46,405

Noninterest expense:
Officer salaries and employee benefits	11,355	1,356	(623)	12,088
Other salaries and employee benefits	47,146	654	(654)	47,146
Occupancy, net	7,126	1	0	7,127
Equipment	2,086	152	(176)	2,062
Data processing	9,157	12	(1,178)	7,991
Taxes other than property and payroll	1,318	0	0	1,318
Legal fees	674	145	0	819
Professional fees	4,500	343	(2,828)	2,015
Advertising and marketing	2,265	44	0	2,309
FDIC insurance	1,916	0	0	1,916
Other real estate owned provision and expense	73	0	0	73
Repossession expense	778	0	0	778
Other noninterest expense	11,131	824	(443)	11,512
Total noninterest expense	99,525	3,531	(5,902)	97,154

Income before income taxes	78,901	58,600	(60,146)	77,355
Income taxes	18,755	(1,720)	0	17,035
Net income	$60,146	$60,320	$(60,146)	$60,320

The following tables present other segment disclosures for the periods indicated:

(in thousands) Three Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,025	$51	$0	$1,076
Amortization of operating lease right-of-use assets	350	0	0	350
Significant non-cash items:
Provision for credit losses	3,866	0	0	3,866
Change in cash surrender value of bank owned life insurance	808	0	0	808
Expenditures for long-lived assets	1,153	35	0	1,188

(in thousands) Three Months Ended September 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$915	$53	$0	$968
Amortization of operating lease right-of-use assets	372	0	0	372
Significant non-cash items:
Provision for credit losses	2,736	0	0	2,736
Change in cash surrender value of bank owned life insurance	909	0	0	909
Expenditures for long-lived assets	1,298	41	0	1,339

(in thousands) Nine Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$2,905	$154	$0	$3,059
Amortization of operating lease right-of-use assets	1,185	0	0	1,185
Significant non-cash items:
Provision for credit losses	9,528	0	0	9,528
Change in cash surrender value of bank owned life insurance	2,262	0	0	2,262
Expenditures for long-lived assets	5,523	102	0	5,625

(in thousands) Nine Months Ended September 30, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$2,713	$152	$0	$2,865
Amortization of operating lease right-of-use assets	895	0	0	895
Significant non-cash items:
Provision for credit losses	8,364	0	0	8,364
Change in cash surrender value of bank owned life insurance	3,401	0	0	3,401
Expenditures for long-lived assets	4,773	271	0	5,044

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30 2025	December 31 2024
Assets
Community banking services assets	$6,631,839	$6,186,518
Holding company assets	896,557	822,851
Elimination of subsidiary and parent cash and intercompany receivables	(4,082)	(3,779)
Elimination of investment in subsidiaries	(886,185)	(812,345)
Consolidated total assets	$6,638,129	$6,193,245
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

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2025	2024	2025	2024
Numerator:
Net income	$23,911	$22,142	$70,782	$60,320

Denominator:
Basic earnings per share:
Weighted average shares	18,019	17,962	18,009	17,942
Diluted earnings per share:
Dilutive effect of equity grants	34	29	28	23
Adjusted weighted average shares	18,053	17,991	18,037	17,965

Earnings per share:
Basic earnings per share	$1.33	$1.23	$3.93	$3.36
Diluted earnings per share	1.32	1.23	3.92	3.36

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2025 and 2024. Unvested restricted stock grants were used in the calculation of diluted earnings per share based on the treasury method.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended September 30, 2025 and 2024 and amounts reclassified to earnings during these periods.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Beginning balance	$(80,617)	$(107,101)	$(98,369)	$(103,321)

Unrealized holding gains on debt securities AFS	12,665	35,346	36,318	30,309
Tax expense	3,161	8,820	9,061	7,562
Unrealized holding gains on debt securities AFS, net of tax	9,504	26,526	27,257	22,747

Reclassification adjustments for realized gains included in securities	0	1	1	2
Tax expense	0	0	0	0
Reclassification adjustments for realized gains included in securities, net of tax	0	1	1	2

Other comprehensive income	9,504	26,525	27,256	22,745

Ending balance	$(71,113)	$(80,576)	$(71,113)	$(80,576)

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2025, we had total consolidated assets of $6.6 billion and total consolidated deposits, including repurchase agreements, of $5.7 billion.  Total shareholders’ equity at September 30, 2025 was $831.4 million.  Trust assets under management at September 30, 2025 were $4.0 billion, including CTB’s investment portfolio totaling $1.0 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2025 of $23.9 million, or $1.33 per basic share, compared to $24.9 million, or $1.38 per basic share, earned during the second quarter 2025 and $22.1 million, or $1.23 per basic share, earned during the third quarter 2024.  Total revenue for the quarter was $1.3 million above prior quarter and $8.7 million above prior year same quarter.  Net interest revenue for the quarter increased $1.5 million compared to prior quarter and $8.4 million compared to prior year same quarter, and noninterest income decreased $0.2 million compared to prior quarter but increased $0.4 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $1.8 million from prior quarter and $1.1 million from prior year same quarter.  Noninterest expense increased $1.1 million compared to prior quarter and $4.2 million compared to prior year same quarter.  Earnings for the nine months ended September 30, 2025 were $10.5 million, or $0.57 per basic share, above prior year.

Quarterly Highlights

❖
Net interest income for the quarter of $55.6 million was $1.5 million, or 2.8%, above prior quarter and $8.4 million, or 17.7%, above prior year same quarter, as our net interest margin decreased 4 basis points from prior quarter but increased 21 basis points from prior year same quarter.

❖	Provision for credit losses at $3.9 million for the quarter increased $1.8 million from prior quarter and $1.1 million from prior year same quarter.

❖	Noninterest income for the quarter ended September 30, 2025 of $15.9 million was $0.2 million, or 1.4%, below prior quarter but $0.4 million, or 2.5%, above prior year same quarter.

❖	Noninterest expense for the quarter ended September 30, 2025 of $36.7 million was $1.1 million, or 3.0%, above prior quarter and $4.2 million, or 13.0%, above prior year same quarter.

❖	Our loan portfolio at $4.8 billion increased $92.1 million, an annualized 7.8%, during the quarter and $307.3 million, or 6.8%, from prior year end.

❖
We had net loan charge-offs of $2.7 million, an annualized 0.23% of average loans, for the third quarter 2025 compared to $1.4 million, an annualized 0.12% of average loans, for the second quarter 2025 and $1.5 million, an annualized 0.14% of average loans, for the third quarter 2024.

❖
Our total nonperforming loans at $24.7 million increased $0.3 million during the quarter but decreased $2.0 million from prior year end.  Nonperforming assets at $29.5 million increased $0.3 million during the quarter but decreased $0.8 million from prior year end.

❖	Deposits, including repurchase agreements, at $5.7 billion increased $212.2 million, an annualized 15.4%, during the quarter and $360.0 million, or 6.8%, from prior year end.

❖	Shareholders’ equity at $831.4 million increased $24.5 million, an annualized 12.0%, during the quarter and $73.8 million, or 9.7%, from prior year end.

Income Statement Review

Nine Months Ended September 30			Change
($ in thousands)	2025	2024	Amount	Percent (%)
Net interest income	$160,861	$136,468	$24,393	17.9
Provision for credit losses	9,528	8,364	1,164	13.9
Noninterest income	47,014	46,405	609	1.3
Noninterest expense	106,615	97,154	9,461	9.7
Income taxes	20,950	17,035	3,915	23.0
Net income	$70,782	$60,320	$10,462	17.3

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	Three Months Ended
	September 30, 2025			September 30, 2024
($ in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,736,104	$77,799	6.52%	$4,300,652	$70,872	6.56%
Loans held for sale	194	7	14.32	183	6	13.04
Securities:
U.S. Treasury and agencies	707,479	4,156	2.33	769,283	4,055	2.10
Tax exempt state and political subdivisions (3)	97,935	813	3.29	100,943	830	3.27
Other securities	205,250	1,605	3.10	224,088	1,970	3.50
Federal Reserve Bank and Federal Home Loan Bank stock	10,581	190	7.16	11,294	180	6.34
Federal funds sold	261	3	4.56	0	0	0.00
Interest bearing deposits	391,229	4,260	4.32	161,613	2,146	5.28
Other investments	245	1	1.62	245	1	1.62
Investment in unconsolidated subsidiaries	1,856	29	6.20	1,859	34	7.28
Total earning assets	$6,151,134	$88,863	5.73%	$5,570,160	$80,094	5.72%
Allowance for credit losses	(58,150)			(52,375)
Total earnings assets, net of allowance for credit losses	6,092,984			5,517,785
Nonearning assets:
Cash and due from banks	56,847			58,206
Premises and equipment and right of use assets, net	67,848			62,607
Other assets	270,138			252,559
Total assets	$6,487,817			$5,891,157

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,483,470	$14,478	2.31%	$2,328,697	$16,462	2.81%
Time deposits	1,542,244	14,907	3.83	1,233,011	12,338	3.98
Repurchase agreements and federal funds purchased	259,571	2,621	4.01	230,407	2,681	4.63
Advances from Federal Home Loan Bank	301	0	0.00	321	0	0.00
Long-term debt	63,872	950	5.90	64,102	1,092	6.78
Finance lease liability	3,855	52	5.35	3,440	42	4.86
Total interest bearing liabilities	$4,353,313	$33,008	3.01%	$3,859,978	$32,615	3.36%

Noninterest bearing liabilities:
Demand deposits	1,247,455			1,223,388
Other liabilities	64,033			59,693
Total liabilities	5,664,801			5,143,059

Shareholders’ equity	823,016			748,098
Total liabilities and shareholders’ equity	$6,487,817			$5,891,157

Net interest income, tax equivalent		$55,855			$47,479
Less tax equivalent interest income		301			280
Net interest income		$55,554			$47,199
Net interest spread			2.72%			2.36%
Benefit of interest free funding			0.88			1.03
Net interest margin			3.60%			3.39%

(1)	Interest includes fees on loans of $0.5 million for each of the three months ended September 30, 2025 and September 30, 2024.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

	Nine Months Ended
	September 30, 2025			September 30, 2024
($ in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,646,475	$226,501	6.52%	$4,196,884	$202,990	6.46%
Loans held for sale	142	16	15.06	163	19	15.57
Securities:
U.S. Treasury and agencies	714,525	12,226	2.29	778,806	12,439	2.13
Tax exempt state and political subdivisions (3)	98,008	2,452	3.34	103,548	2,578	3.33
Other securities	209,683	5,020	3.20	232,303	6,647	3.82
Federal Reserve Bank and Federal Home Loan Bank stock	10,251	559	7.29	10,141	564	7.43
Federal funds sold	163	5	4.10	24	1	5.57
Interest bearing deposits	313,868	10,174	4.33	175,635	6,986	5.31
Other investments	245	4	2.18	245	4	2.18
Investment in unconsolidated subsidiaries	1,856	87	6.27	1,859	102	7.33
Total earning assets	$5,995,216	$257,044	5.73%	$5,499,608	$232,330	5.64%
Allowance for credit losses	(56,889)			(51,101)
Total earnings assets, net of allowance for credit losses	5,938,327			5,448,507
Nonearning assets:
Cash and due from banks	56,077			58,422
Premises and equipment and right of use assets, net	66,579			62,279
Other assets	266,201			255,572
Total assets	$6,327,184			$5,824,780

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,485,324	$43,606	2.35%	$2,280,210	$47,836	2.80%
Time deposits	1,440,460	41,407	3.84	1,227,022	35,784	3.90
Repurchase agreements and federal funds purchased	242,601	7,291	4.02	227,972	7,897	4.63
Advances from Federal Home Loan Bank	672	13	2.59	691	15	2.90
Long-term debt	63,930	2,877	6.02	64,158	3,342	6.96
Finance lease liability	3,579	132	4.93	3,438	122	4.74
Total interest bearing liabilities	$4,236,566	$95,326	3.01%	$3,803,491	$94,996	3.34%

Noninterest bearing liabilities:
Demand deposits	1,232,161			1,242,687
Other liabilities	59,461			55,919
Total liabilities	5,528,188			5,102,097

Shareholders’ equity	798,996			722,683
Total liabilities and shareholders’ equity	$6,327,184			$5,824,780

Net interest income, tax equivalent		$161,718			$137,334
Less tax equivalent interest income		857			864
Net interest income		$160,861			$136,468
Net interest spread			2.72%			2.30%
Benefit of interest free funding			0.89			1.04
Net interest margin			3.61%			3.34%

(1)	Interest includes fees on loans of $1.7 million and $1.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the three months ended September 30, 2025 and September 30, 2024.

Three Months Ended September 30	Total Change	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$6,927	$7,155	$(228)
Loans held for sale	1	0	1
U.S. Treasury and agencies	101	(311)	412
Tax exempt state and political subdivisions	(17)	(25)	8
Other securities	(365)	(174)	(191)
Federal Reserve Bank and Federal Home Loan Bank stock	10	(11)	21
Federal funds sold	3	0	3
Interest bearing deposits	2,114	2,564	(450)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(5)	0	(5)
Total interest income	8,769	9,198	(429)

Interest expense:
Savings and demand deposits	(1,984)	1,044	(3,028)
Time deposits	2,569	3,004	(435)
Repurchase agreements and federal funds purchased	(60)	318	(378)
Advances from Federal Home Loan Bank	0	0	0
Long-term debt	(142)	(4)	(138)
Finance lease liability	10	5	5
Total interest expense	393	4,367	(3,974)

Net interest income	$8,376	$4,831	$3,545

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the nine months ended September 30, 2025 and September 30, 2024.

Nine Months Ended September 30	Total Change	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$23,511	$7,381	$16,130
Loans held for sale	(3)	(1)	(2)
U.S. Treasury and agencies	(213)	(332)	119
Tax exempt state and political subdivisions	(126)	(46)	(80)
Other securities	(1,627)	(231)	(1,396)
Federal Reserve Bank and Federal Home Loan Bank stock	(5)	2	(7)
Federal funds sold	4	1	3
Interest bearing deposits	3,188	1,575	1,613
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(15)	0	(15)
Total interest income	24,714	8,349	16,365

Interest expense:
Savings and demand deposits	(4,230)	1,365	(5,595)
Time deposits	5,623	2,070	3,553
Repurchase agreements and federal funds purchased	(606)	163	(769)
Advances from Federal Home Loan Bank	(2)	0	(2)
Long-term debt	(465)	(4)	(461)
Finance lease liability	10	2	8
Total interest expense	330	3,596	(3,266)

Net interest income	$24,384	$4,753	$19,631

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the quarter of $55.6 million was $1.5 million, or 2.8%, above prior quarter and $8.4 million, or 17.7%, above prior year same quarter.  Our net interest margin, on a fully tax equivalent basis, at 3.60% decreased 4 basis points from prior quarter but increased 21 basis points from prior year same quarter.  Our quarterly average earning assets increased $168.0 million, an annualized 11.1%, from prior quarter and $581.0 million, or 10.4%, from prior year same quarter.  Our yield on average earning assets decreased 3 basis points from prior quarter but increased 1 basis point from prior year same quarter, while our cost of funds increased 1 basis point from prior quarter but decreased 35 basis points from prior year same quarter.  Net interest income for the nine months ended September 30, 2025 at $160.9 million was $24.4 million, or 17.9%, above prior year.  Our ratio of average loans to deposits, including repurchase agreements, was 85.6% for the quarter ended September 30, 2025 compared to 86.6% for the quarter ended June 30, 2025 and 85.8% for the quarter ended September 30, 2024.

Provision for Credit Losses

Our provision for credit losses at $3.9 million for the quarter increased $1.8 million from prior quarter and $1.1 million from prior year same quarter.  Of the provision for the quarter, $3.8 million was allotted to fund changes in loan volume and composition, $0.3 million was allotted based on quantitative and qualitative factors, and $0.2 million was credited against the provision for unfunded commitments.  Provision for credit losses for the nine months ended September 30, 2025 of $9.5 million was a $1.2 million increase over the nine months ended September 30, 2024.  Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2025 was 239.5% compared to 237.1% at June 30, 2025 and 212.7% at September 30, 2024.  Our loan loss reserve as a percentage of total loans outstanding at September 30, 2025 remained at 1.23% from June 30, 2025 and September 30, 2024.

Noninterest Income

				Percent Change (%) 3Q 2025 Compared to:
($ in thousands)	3Q 2025	2Q 2025	3Q 2024	2Q 2025	3Q 2024	YTD 2025	YTD 2024	Percent Change (%)
Deposit related fees	$8,131	$7,350	$7,886	10.6	3.1	$22,303	$22,205	0.4
Trust and wealth management income	4,277	4,092	3,707	4.5	15.4	12,350	10,960	12.7
Gains on sales of loans	89	77	80	15.6	11.3	213	244	(12.7)
Loan related fees	897	1,249	813	(28.1)	10.4	3,111	3,485	(10.7)
Bank owned life insurance revenue	1,144	1,102	1,214	3.8	(5.8)	3,281	4,321	(24.1)
Brokerage revenue	588	526	563	11.8	4.5	1,608	1,736	(7.4)
Other	820	1,775	1,300	(53.8)	(36.9)	4,148	3,454	20.1
Total noninterest income	$15,946	$16,171	$15,563	(1.4)	2.5	$47,014	$46,405	1.3

Noninterest income for the quarter ended September 30, 2025 of $15.9 million was $0.2 million, or 1.4%, below prior quarter but $0.4 million, or 2.5%, above prior year same quarter.  The variance quarter over quarter was primarily the result of decreases in net securities gains ($0.6 million) and loan related fees ($0.4 million), partially offset by increased deposit related fees ($0.8 million).  The decrease in securities gains was the result of a change in the valuation of our equity securities.  The decrease in loan related fees was the result of the change in valuation of our mortgage servicing rights.  Year over year increases in trust and wealth management income ($0.6 million) and deposit related fees ($0.2 million) were partially offset by a decrease in securities gains ($0.7 million).  Noninterest income for the nine months ended September 30, 2025 of $47.0 million was a $0.6 million, or 1.3%, increase from prior year.

Noninterest Expense

				Percent Change (%) 3Q 2025 Compared to:
($ in thousands)	3Q 2025	2Q 2025	3Q 2024	2Q 2025	3Q 2024	YTD 2025	YTD 2024	Percent Change (%)
Salaries	$13,913	$13,667	$13,374	1.8	4.0	$40,849	$39,447	3.6
Employee benefits	7,861	7,987	6,147	(1.6)	27.9	22,697	19,787	14.7
Net occupancy and equipment	3,261	3,172	3,072	2.8	6.2	9,873	9,189	7.4
Data processing	3,575	3,326	2,804	7.5	27.5	9,760	7,991	22.1
Legal and professional fees	1,045	1,001	1,024	4.5	2.1	3,271	2,834	15.4
Advertising and marketing	953	765	876	24.5	8.7	2,391	2,309	3.5
Taxes other than property and payroll	564	573	438	(1.6)	28.7	1,666	1,318	26.4
Other	5,572	5,172	4,777	7.7	16.6	16,108	14,279	12.8
Total noninterest expense	$36,744	$35,663	$32,512	3.0	13.0	$106,615	$97,154	9.7

Noninterest expense for the quarter ended September 30, 2025 of $36.7 million was $1.1 million, or 3.0%, above prior quarter and $4.2 million, or 13.0%, above prior year same quarter.  The quarter over quarter increase primarily resulted from increases in repossession expense ($0.4 million), data processing expense ($0.2 million), and marketing and promotional ($0.2 million).  A $1.3 million increase in group medical and life insurance expense was partially offset by a $1.2 million decrease in the accrual for the annual incentive payment to employees, based on projected net income for the year.  The year over year increase included increases in personnel expense ($2.3 million), data processing expense ($0.8 million), repossession expense ($0.4 million), and marketing and promotional ($0.2 million).  The increase in personnel expense included a $1.2 million increase in group medical and life insurance expense, a $0.5 million increase in salaries, a $0.2 million increase in bonuses and incentives, and a $0.4 million increase in other employee benefits.  Noninterest expense for the nine months ended September 30, 2025 of $106.6 million increased $9.5 million, or 9.7%, from prior year.

Balance Sheet Review

CTBI’s total assets at $6.6 billion increased $247.2 million, 15.3% annualized, during the quarter and $444.9 million, 9.6% annualized, from prior year end.  Loans outstanding at $4.8 billion increased $92.1 million, 7.8% annualized, during the quarter and $307.3 million, 9.2% annualized, from prior year end.  The increase in loans from prior quarter included a $42.3 million increase in the commercial loan portfolio and a $51.9 million increase in the residential loan portfolio, partially offset by a $0.9 million decrease in the consumer indirect loan portfolio and a $1.2 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $42.5 million, 16.9% annualized, during the quarter but decreased $17.6 million, 2.2% annualized, from prior year end.  Deposits in other banks increased $117.7 million from prior quarter and $139.9 million from prior year end.

Deposits, including repurchase agreements, at $5.7 billion increased $212.2 million, 15.4% annualized, during the quarter and $360.0 million, 9.1% annualized, from prior year end.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of September 30, 2025, two customers accounted for 3% each of our $5.4 billion in deposits.  Only two customer relationships accounted for more than 1% each.

Shareholders’ equity at $831.4 million increased $24.5 million, 12.0% annualized, during the quarter and $73.8 million, 13.0% annualized, from prior year end.  Net unrealized losses on securities, net of deferred taxes, were $71.1 million at September 30, 2025, compared to $80.6 million at June 30, 2025 and $98.4 million at December 31, 2024.

Loans

($ in thousands)	September 30, 2025
Loan Category	Balance	Variance from Prior Year (%)	Net (Charge Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$483,833	5.4	$0	$0	$5,624
Commercial real estate residential	573,270	12.8	(109)	3,302	6,480
Commercial real estate nonresidential	921,682	6.5	(991)	11,332	12,365
Dealer floorplans	73,842	(13.1)	0	0	614
Commercial other	372,283	4.7	(881)	1,259	3,501
Total commercial	2,424,910	6.7	(1,981)	15,893	28,584

Residential:
Real estate mortgage	1,157,540	10.9	(219)	7,415	13,525
Home equity	184,191	10.0	8	729	1,623
Total residential	1,341,731	10.8	(211)	8,144	15,148

Consumer:
Consumer direct	149,719	(2.0)	(481)	35	2,052
Consumer indirect	877,555	3.2	(3,003)	615	13,351
Total consumer	1,027,274	2.4	(3,484)	650	15,403

Total loans	$4,793,915	6.8	$(5,676)	$24,687	$59,135

Total Deposits and Repurchase Agreements

				Percent Change (%) 3Q 2025 Compared to:
($ in thousands)	3Q 2025	2Q 2025	YE 2024	2Q 2025	YE 2024
Noninterest bearing deposits	$1,248,573	$1,258,205	$1,242,676	(0.8)	0.5
Interest bearing deposits
Interest checking	194,327	173,795	167,736	11.8	15.9
Money market savings	1,815,111	1,820,230	1,781,415	(0.3)	1.9
Savings accounts	501,189	508,467	511,378	(1.4)	(2.0)
Time deposits	1,626,261	1,472,311	1,366,984	10.5	19.0
Repurchase agreements	284,863	225,075	240,166	26.6	18.6
Total interest bearing deposits and repurchase agreements	4,421,751	4,199,878	4,067,679	5.3	8.7
Total deposits and repurchase agreements	$5,670,324	$5,458,083	$5,310,355	3.9	6.8

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at September 30, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$474,891	$459,507	$2,760	$9,036	$2,670	$918	$0

As of September 30, 2025, we had approximately $1.5 million in uninsured deposits.  CTBI has no brokered deposits.

Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

	Repurchase Agreements
($ in thousands)	Balance Outstanding as of Quarter End	Average Balance Outstanding For the Quarter End	Maximum Balance Outstanding During the Quarter Ended
September 30, 2025	$284,863	$258,292	$284,863
December 31, 2024	240,166	233,183	240,166
September 30, 2024	233,324	229,410	239,487

Asset Quality

Our total nonperforming loans at $24.7 million increased $0.3 million from prior quarter but decreased $2.0 million from prior year end.  Accruing loans 90+ days past due at $9.0 million increased $0.6 million from prior quarter but decreased $1.3 million from prior year end.  Nonaccrual loans at $15.6 million decreased $0.3 million from prior quarter and $0.7 million from prior year end.  Accruing loans 30-89 days past due at $18.5 million decreased $1.6 million from prior quarter but increased $1.7 million from prior year end.  Nonaccrual loans to totals loans were 0.3% at September 30, 2025 compared to 0.4% at December 31, 2024.  The allowance for credit losses to nonaccrual loans for the quarter ended September 30, 2025 was 377.9% compared to 335.8% at December 31, 2024.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 82% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 4 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $2.7 million, an annualized 0.23% of average loans, compared to $1.4 million, an annualized 0.12% of average loans, for the prior quarter and $1.5 million, an annualized 0.14% of average loans, for the prior year same period.  Of the net charge-offs for the quarter, $1.2 million were in commercial loans, $0.1 million were in residential loans, $1.2 million were in consumer indirect loans, and $0.2 million were in consumer direct loans.  The primary increase in net charge-offs consisted of a $1 million charge-off on one commercial credit totaling $8 million.  Year-to-date net charge-offs were $5.7 million, an annualized 0.16% of average loans, compared to $4.5 million, an annualized 0.14% of average loans, for the same period prior year.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2025	September 15, 2025	$0.53
July 1, 2025	June 15, 2025	$0.47
April 1, 2025	March 15, 2025	$0.47
January 1, 2025	December 15, 2024	$0.47
October 1, 2024	September 15, 2024	$0.47
July 1, 2024	June 15, 2024	$0.46

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of September 30, 2025, we had approximately $507.6 million in cash and cash equivalents and approximately $94.2 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $369.5 million and $170.6 million, respectively, at December 31, 2024.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at September 30, 2025 and December 31, 2024.  As of September 30, 2025, we had a $575.5 million available borrowing position with the Federal Home Loan Bank, compared to $485.0 million at December 31, 2024.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2025 and December 31, 2024, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2025 were deposits with the Federal Reserve of $424.8 million, compared to $289.4 million at December 31, 2024.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2025, available-for-sale (“AFS”) securities comprised 99.6% of the total investment portfolio, and the AFS portfolio was 124.8% of equity capital.  Ninety-two percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to offer a dividend to our shareholders, providing an annualized dividend yield of 3.79%.  Our primary source of capital growth is the retention of earnings.  Year-to-date cash dividends were $1.47 per share.  We retained 62.6% of our earnings for the period compared to 58.6% for prior year same period.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of September 30, 2025 was 13.68%.  CTB’s CBLR ratio as of September 30, 2025 was 13.21%.

As of September 30, 2025, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of September 30, 2025, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.39% over one year and 4.13% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 3.02% over one year and 4.94% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2024.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2025, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2025 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(c) Insider trading arrangements

During the three months ended September 30, 2025, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 7, 2025	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer