Form 10-K
period 2025-12-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2026-02-27
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2025
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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ Global Select Market, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2025 was $934.5 million.  For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.  The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2026 was 18,150,771.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026.

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

At December 31, 2025, CTBI had total consolidated assets of $6.7 billion and total consolidated deposits, including repurchase agreements, of $5.7 billion.  Total shareholders’ equity at December 31, 2025 was $856.1 million.  Trust assets under management at December 31, 2025 were $4.1 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

CTBI has supported numerous community organizations through financing projects for affordable housing, economic development, and revitalization of distressed and underserved areas.  CTB’s community development lending totaled over $59.6 million for the year 2025.  Also, during 2025, CTBI made contributions totaling over $719 thousand to aid low and moderate income families and communities and encourage economic development.  Our employees served over 990 hours throughout the year with organizations that provide affordable housing and other services to low and moderate income families and encourage economic development for small businesses and farms.

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

No material portion of our business is seasonal.  We are not dependent upon any one customer or a few customers, and the loss of any one or a few customers would not have a material adverse effect on us.  See note 5 to the consolidated financial statements contained herein for additional information regarding concentrations of credit.

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

As of December 31, 2025, CTBI and our subsidiaries had 930 full-time equivalent employees.  Females comprise 75% of our workforce, and 61% of our managerial positions (supervisor or above) are held by females.  This includes 64% of our branch managers, 40% of our market presidents, and 39% of our senior vice presidents.  At the time of this filing, our Board of Directors is 30% female.

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

We have actively supported our employees with a wellness program for more than 20 years.  Since beginning the program in 2004, participating employees have experienced improvements in preventing cardiovascular disease, cancer, and diabetes.  Many of our employees have experienced decreases in elevated medical risk factors, including alcohol consumption, tobacco usage, physical inactivity, high stress, high cholesterol, and high blood pressure.

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

Capital Requirements

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Management elected to use the CBLR framework for CTBI and CTB. CTBI’s CBLR ratio as of December 31, 2025 was 13.64%.  CTB’s CBLR ratio as of December 31, 2025 was 13.19%.

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

We originate commercial real estate residential loans, commercial real estate nonresidential loans, hotel/motel loans, other commercial loans, consumer loans, and residential mortgage loans, primarily within our market area.  Commercial real estate residential, commercial real estate nonresidential, hotel/motel, and other commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are most susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had a greater credit risk than other loans for the following reasons:

•
Commercial Real Estate Residential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2025, commercial real estate residential loans comprised approximately 10% of our total loan portfolio.

•
Commercial Real Estate Nonresidential.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  As of December 31, 2025, commercial real estate nonresidential loans comprised approximately 20% of our total loan portfolio.

•
Hotel/Motel.  The hotel and motel industry is highly susceptible to changes in the domestic and global economic environments, which has caused the industry to experience substantial volatility due to the recent global pandemic.  As of December 31, 2025, hotel/motel loans comprised approximately 10% of our total loan portfolio.

•
Other Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.  As of December 31, 2025, other commercial loans comprised approximately 9% of our total loan portfolio.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans, particularly when the consumer loan is unsecured.  Repayment of a consumer loan typically depends on the borrower’s financial stability, and it is more likely to be affected adversely by job loss, illness, or personal bankruptcy.  In addition, federal and state bankruptcy, insolvency, and other laws may limit the amount we can recover when a consumer client defaults.  As of December 31, 2025, consumer loans comprised approximately 21% of our total loan portfolio. Approximately 86% of our consumer loans and 18% of our total loan portfolio were consumer indirect loans.  Consumer indirect loans are fixed rate loans secured by new and used automobiles, trucks, vans, and recreational vehicles originated at selling dealerships which are purchased by us following our review and approval of such loans.  These loans generally have a greater risk of loss in the event of default than, for example, one-to-four family residential mortgage loans due to the rapid depreciation of vehicles securing the loans.  We face the risk that the collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  We also assume the risk that the dealership administering the lending process does not comply with applicable consumer protection law and regulations.

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

As of December 31, 2025, approximately 70% of our loan portfolio was secured by real estate, with approximately 42% of the portfolio consisting of commercial real estate (“CRE”).  High levels of commercial and consumer delinquencies or declines in real estate market values could require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects.  CRE held by CTBI is not concentrated in office space/large metro areas and at risk of significant decrease in collateral value.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

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

Our institution has purchased and is using tools in the areas of endpoint security, Security Information Event Management (“SIEM”), Privileged Access Management (“PAM”), email and web browsing filtering and management, and user analytics.  We also use a comprehensive third party 24-by-7 Security Operations Center (“SOC”) that monitors, detects, and remediates cybersecurity threats adhering to strict service response levels.

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

Management receives information on cyber activities, incidents, and risk assessments quarterly from the VP/Corporate Information Security, Resilience and Data Officer (CISRDO), the VP/Manager Client/Server and Network Computing Systems, and the EVP/Operations during the Security and Information Security Committee and the Information Technology Steering Committee meetings.  This information is also shared and discussed quarterly with the Enterprise-wide Risk Management Committee.  Various key risk measures related to cyber risk are tracked and reported quarterly to the Enterprise-wide Risk Management Committee.  Our VP/CISRDO has been with CTBI for seven years and has extensive 30+ years of experience in information technology management roles in various industries. Our EVP/Operations has been with CTBI for 34 years and held various information technology leadership roles.  Our VP/Manager Client/Server and Network Computing Systems has been with the company for 23 years and has over 36 years of experience in information technology.  He is primarily responsible for the technical defense and response to cybersecurity threats for CTBI.

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

Our main office, which is owned by Community Trust Bank, Inc., is located at 346 North Mayo Trail, Pikeville, Kentucky 41501.  Following is a schedule of properties owned and leased by CTBI and our subsidiaries as of December 31, 2025:

Location		Owned	Leased	Total
Banking locations:
Community Trust Bank, Inc.
*	Pikeville Market (lease land at 3 owned locations)	9	1	10
	10 locations in Pike County, Kentucky
	Floyd/Knott/Johnson Market (lease land at 1 owned location)	3	1	4
	2 locations in Floyd County, Kentucky, 1 location in Knott County, Kentucky, and 1 location in Johnson County, Kentucky
	Tug Valley Market (lease land at 1 owned location)	2	0	2
	1 location in Pike County, Kentucky, 1 location in Mingo County, West Virginia
	Whitesburg Market (lease land at 1 owned location)	4	1	5
	5 locations in Letcher County, Kentucky
	Hazard Market (lease land at 2 owned locations)	3	0	3
	3 locations in Perry County, Kentucky
*	Lexington Market (lease land at 3 owned locations)	5	2	7
	6 locations in Fayette County, Kentucky, 1 location in Boone County, Kentucky
	Winchester Market	2	0	2
	2 locations in Clark County, Kentucky
	Richmond Market (lease land at 1 owned location)	3	0	3
	3 locations in Madison County, Kentucky
**	Mt. Sterling Market	0	2	2
	2 locations in Montgomery County, Kentucky
Versailles Market (lease land at 2 owned locations)	3	2	5
1 location in Woodford County, Kentucky, 2 locations in Franklin County, Kentucky, and 2 locations in Scott County, Kentucky
* Danville Market (lease land at 1 owned location)	3	0	3
2 locations in Boyle County, Kentucky and 1 location in Mercer County, Kentucky
*** Ashland Market (lease land at 1 owned location)	5	0	5
4 locations in Boyd County, Kentucky and 1 location in Greenup County, Kentucky
Flemingsburg Market	3	0	3
3 locations in Fleming County, Kentucky
Advantage Valley Market	3	1	4
2 locations in Lincoln County, West Virginia, 1 location in Wayne County, West Virginia, and 1 location in Cabell County, West Virginia
Summersville Market	1	0	1
1 location in Nicholas County, West Virginia
Middlesboro Market (lease land at 1 owned location)	3	0	3
3 locations in Bell County, Kentucky
Williamsburg Market	5	0	5
2 locations in Whitley County, Kentucky and 3 locations in Laurel County, Kentucky
Campbellsville Market (lease land at 2 owned locations)	9	0	9

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

** The South Ashland Branch and the Ashland Westwood Branch will close effective February 28, 2026.

*** Two of our Mt. Sterling locations were consolidated into a new branch location which opened in February 2026.  Mt. Sterling North Branch was sold, and Mt. Sterling Main Branch was donated.  The two original branches continued to operate under short-term lease arrangements until the new branch was opened.  Land was purchased in 2024 for the new branch location.

See notes 6 and 7 to the consolidated financial statements contained herein for the year ended December 31, 2025, for additional information relating to lease commitments and amounts invested in premises and equipment.

Item 3.	Legal Proceedings

CTBI and subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

Item 4.	[Reserved]

Information about our Executive Officers

Set forth below are the executive officers of CTBI, their positions with CTBI, and the year in which they first became an executive officer.

Name and Age (1)	Positions and Offices Currently Held	Date First Became Executive Officer		Principal Occupation
Mark A. Gooch; 67	Chairman, President, and Chief Executive Officer	1997	(2)	Chairman, President, and CEO of CTBI

Kevin J. Stumbo; 65	Executive Vice President, Chief Financial Officer, and Treasurer	2002		Executive Vice President/ Chief Financial Officer of CTBI

Billie J. Dollins; 65	Executive Vice President	2023	(3)	Executive Vice President/ Central Kentucky Region President of CTB

C. Wayne Hancock; 51	Executive Vice President and Secretary	2014	(4)	Executive Vice President/ Chief Legal Officer of CTB

Steven E. Jameson; 69	Executive Vice President	2004	(5)	Executive Vice President/ Chief Internal Audit & Risk Officer of CTB

D. Andrew Jones; 63	Executive Vice President	2010		Executive Vice President/ Northeastern Region President of CTB

Thomas E. McCoy; 57	Executive Vice President	2025	(6)	Executive Vice President/Operations of CTB

Richard W. Newsom; 71	Executive Vice President	2002	(7)	Executive Vice President/ President of CTB

Mark E. Smith; 55	Executive Vice President	2024	(8)	Executive Vice President/ Chief Credit Officer of CTB

Ricky D. Sparkman; 63	Executive Vice President	2002		Executive Vice President/ South Central Region President of CTB

David Tackett; 60	Executive Vice President	2022	(9)	Executive Vice President/ Eastern Region President of CTB

Andy D. Waters; 60	Executive Vice President	2011		President and CEO of CTIC

(1)	The ages listed for CTBI’s executive officers are as of February 27, 2026.

(2)
Mr. Gooch was appointed Chairman of the Board on March 17, 2024.  Mr. Gooch became President of CTBI on July 27, 2021 and assumed the additional positions of Vice Chairman and Chief Executive Officer of CTBI effective February 7, 2022.  Mr. Gooch retained his previous position as Chief Executive Officer of CTB and assumed the additional roles of Chairman of CTB and Chairman of CTIC also effective on February 7, 2022.

(3)
Ms. Dollins became Executive Vice President of CTBI and President of the Central Kentucky Region of CTB on January 3, 2023.  She previously held the position of President of the Versailles Market of CTB.

(4)	Mr. Hancock became Secretary of CTBI on February 7, 2022.

(5)
Mr. Jameson is a non-voting member of the Executive Committee.  Mr. Jameson retired effective February 27, 2026.  Tracy A. Wesley has been named his successor.  Ms. Wesley has served as SVP/Internal Audit Manager since 2012.

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

Our common stock is listed on The NASDAQ Global Select Market under the symbol CTBI.  As of January 31, 2026, there were approximately 13,800 holders of record of our outstanding common shares.

Dividends

The annual dividend paid to our stockholders was increased from $1.86 per share to $2.00 per share during 2025.  We have adopted a conservative policy of cash dividends by generally maintaining an average annual cash dividend ratio of approximately 45%, with periodic stock dividends.  The current year cash dividend ratio was 36.8%, and the 10-year average dividend payout ratio has been 40.6%.  Dividends are typically paid on a quarterly basis.  Future dividends are subject to the discretion of CTBI’s Board of Directors, cash needs, general business conditions, dividends from our subsidiaries, and applicable governmental regulations and policies.  For information concerning restrictions on dividends from the subsidiary bank to CTBI, see note 21 to the consolidated financial statements contained herein for the year ended December 31, 2025.

Stock Repurchases

CTBI did not acquire any shares of stock through the stock repurchase program during the year 2025.  There are 1,034,706 shares remaining under CTBI’s current repurchase authorization.  For further information, see the Stock Repurchase Program section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under CTBI’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock Performance

The following graph shows the cumulative total return experienced by CTBI’s shareholders during the last five years compared to the NASDAQ Stock Market (U.S.) and the NASDAQ Bank Stock Index.  The graph assumes the investment of $100 on December 31, 2020 in CTBI’s common stock and in each index and the reinvestment of all dividends paid during the five-year period.

Comparison of 5 Year Cumulative Total Return
among Community Trust Bancorp, Inc., NASDAQ Stock Market (U.S.),
and NASDAQ Bank Stocks

Fiscal Year Ending December 31 ($)
	2020	2021	2022	2023	2024	2025
Community Trust Bancorp, Inc.	100.00	121.94	133.13	132.35	165.63	182.71
NASDAQ Stock Market (U.S.)	100.00	125.89	101.05	127.76	159.03	186.96
NASDAQ Bank Stocks	100.00	137.31	113.60	125.02	168.35	216.97

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have eighty-one banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At December 31, 2025, we had total consolidated assets of $6.7 billion and total consolidated deposits, including repurchase agreements, of $5.7 billion.  Total shareholders’ equity at December 31, 2025 was $856.1 million.  Trust assets under management at December 31, 2025 were $4.1 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

Financial Goals and Performance

The following table shows the primary measurements used by management to assess annual performance.  The goals in the table below should not be viewed as a forecast of our performance for 2026.  Rather, the goals represent a range of target performance for 2026.  There is no assurance that any or all of these goals will be achieved.  See “Cautionary Statement Regarding Forward Looking Statements.”

	2025 Goals	2025 Performance	2026 Goals

Basic earnings per share	$4.86 - $5.06	$5.44	$5.78 - $6.02

Net income	$88.0 - $91.6 million	$98.1 million	$105.1 - $109.3 million

ROAA	1.41% - 1.46%	1.53%	1.53% - $1.59%

ROAE	11.17% - 11.62%	12.07%	11.67% - 12.15%

Revenues	$261.6 - $272.3 million	$282.6 million	$294.7 - $306.7 million

Noninterest revenue as % of total revenue	23.50% - 25.50%	22.41%	22.0% - 24.5%

Assets	$6.19 - $6.57 billion	$6.68 billion	$6.80 - $7.23 billion

Loans	$4.53 - $4.71 billion	$4.89 billion	$5.02 - $5.22 billion

Deposits, including repurchase agreements	$5.32 - $5.54 billion	$5.70 billion	$5.83 - $6.07 billion

Shareholders’ equity	$797.8 - $830.3 million	$856.1 million	$923.9 - $961.6 million

Results of Operations and Financial Condition

We reported record earnings of $98.1 million, or $5.44 per basic share, for the year ended December 31, 2025 compared to $82.8 million, or $4.61 per basic share, for the year ended December 31, 2024.  Total revenue for 2025 was $34.0 million above prior year, as net interest revenue increased $33.0 million and noninterest income increased $1.1 million compared to prior year.  Our provision for credit losses for 2025 increased $1.5 million over prior year, and our noninterest expense increased $12.1 million over prior year.

2025 Highlights

❖	Net interest income for the year of $219.0 million was $33.0 million, or 17.7%, above prior year, as our net interest margin increased 26 basis points from prior year.

❖	Provision for credit losses at $12.4 million for the year increased $1.5 million from prior year.

❖	Noninterest income for the year of $63.6 million was $1.1 million, or 1.7%, above prior year.

❖	Noninterest expense for the year of $143.1 million was $12.1 million, or 9.3%, above prior year.

❖	Our loan portfolio at $4.9 billion increased $408.3 million, or 9.1%, from prior year end.

❖	We had net loan charge-offs of $7.4 million, or 0.16% of average loans, for the year 2025 compared to $5.5 million, or 0.13% of average loans, for the year 2024.

❖	Our total nonperforming loans at $19.2 million decreased $7.5 million, or 28.2%, from prior year end. Nonperforming assets at $22.2 million decreased $8.1 million from prior year end.

❖	Deposits, including repurchase agreements, at $5.7 billion increased $387.5 million, or 7.3%, from prior year end.

❖	Shareholders’ equity at $856.1 million increased $98.5 million, or 13.0%, from prior year end.

Income Statement Review

(dollars in thousands)			Change 2025 vs. 2024
Year Ended December 31	2025	2024	Amount	Percent
Net interest income	$218,978	$185,995	$32,983	17.7%
Provision for credit losses	12,436	10,951	1,485	13.6
Noninterest income	63,617	62,565	1,052	1.7
Noninterest expense	143,067	130,923	12,144	9.3
Income taxes	29,034	23,873	5,161	21.6
Net income	$98,058	$82,813	$15,245	18.4%

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	2025			2024
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:

Loans (1)(2)(3)	$4,690,521	$304,894	6.50%	$4,247,762	$274,886	6.47%
Loans held for sale	182	25	13.74	165	24	14.55
Securities:
U.S. Treasury and agencies	730,797	17,230	2.36	775,788	16,526	2.13
Tax exempt state and political subdivisions (3)	98,916	3,265	3.30	102,783	3,401	3.31
Other securities	207,120	6,436	3.11	227,116	8,427	3.71
Federal Reserve Bank and Federal Home Loan Bank stock	10,199	749	7.34	10,099	783	7.75
Federal funds sold	185	8	4.32	19	1	5.26
Interest bearing deposits	337,538	14,172	4.20	204,113	10,396	5.09
Other investments	245	6	2.45	245	6	2.45
Investment in unconsolidated subsidiaries	1,856	114	6.14	1,858	132	7.10
Total earning assets	$6,077,559	$346,899	5.71%	$5,569,948	$314,582	5.65%
Allowance for credit losses	(57,468)			(51,749)
	6,020,091			5,518,199
Nonearning assets:
Cash and due from banks	56,003			58,714
Premises and equipment and right of use assets, net	67,048			62,584
Other assets	267,324			254,498
Total assets	$6,410,466			$5,893,995

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,497,537	$56,626	2.27%	$2,309,430	$62,812	2.72%
Time deposits	1,478,344	56,121	3.80	1,260,730	49,704	3.94
Repurchase agreements and federal funds purchased	255,055	10,012	3.93	229,408	10,393	4.53
Advances from Federal Home Loan Bank	577	12	2.08	597	16	2.68
Long-term debt	63,901	3,783	5.92	64,130	4,365	6.81
Finance lease liability	3,818	187	4.90	3,438	158	4.60
Total interest bearing liabilities	$4,299,232	$126,741	2.95%	$3,867,733	$127,448	3.30%

Noninterest bearing liabilities:
Demand deposits	1,239,531			1,238,101
Other liabilities	59,541			56,042
Total liabilities	5,598,304			5,161,876

Shareholders’ equity	812,162			732,119
Total liabilities and shareholders’ equity	$6,410,466			$5,893,995

Net interest income, tax equivalent		$220,158			$187,134
Less tax equivalent interest income		1,180			1,139
Net interest income		$218,978			$185,995
Net interest spread			2.76%			2.35%
Benefit of interest free funding			0.86			1.01
Net interest margin			3.62%			3.36%

(1) Interest includes fees on loans of $2,284 and $1,998 in 2025 and 2024, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between 2025 and 2024.

	Total Change	Change Due to
(in thousands)	2025/2024	Volume	Rate
Interest income:
Loans	$30,008	$28,775	$1,233
Loans held for sale	1	2	(1)
U.S. Treasury and agencies	704	(922)	1,626
Tax exempt state and political subdivisions	(136)	(128)	(8)
Other securities	(1,991)	(784)	(1,207)
Federal Reserve Bank and Federal Home Loan Bank stock	(34)	8	(42)
Federal funds sold	7	7	0
Interest bearing deposits	3,776	5,855	(2,079)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(18)	0	(18)
Total interest income	32,317	32,813	(496)

Interest expense:
Savings and demand deposits	(6,186)	4,836	(11,022)
Time deposits	6,417	8,317	(1,900)
Repurchase agreements and federal funds purchased	(381)	1,091	(1,472)
Advances from Federal Home Loan Bank	(4)	(1)	(3)
Long-term debt	(582)	(16)	(566)
Finance lease liability	29	18	11
Total interest expense	(707)	14,245	(14,952)

Net interest income	$33,024	$18,568	$14,456

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the year ended December 31, 2025 of $219.0 million increased $33.0 million, or 17.7%, from prior year with an increase in average earning assets for the year 2025 of $507.6 million, or 9.1%.  Our yield on average earning assets for the year 2025 increased 6 basis points from prior year, while our cost of interest bearing funds decreased 35 basis points.  Our net interest margin, on a fully tax equivalent basis, for the year 2025 increased 26 basis points from the year ended December 31, 2024.  Average loans to deposits, including repurchase agreements, for the year ended December 31, 2025 were 85.8% compared to 84.3% for the year ended December 31, 2024.

Provision for Credit Losses

Provision for credit losses for the year 2025 was $12.4 million compared to $11.0 million during the year 2024.  Of the provision for the year, $12.5 million was allotted to fund changes in loan volume and composition, $0.1 million was allotted based on quantitative and qualitative factors, and $0.2 million was credited against the provision for unfunded commitments.  See below for discussion of our allowance for credit losses.

Noninterest Income

(dollars in thousands) Year Ended December 31	2025	2024	Percent Change
Deposit related fees	$29,840	$29,824	0.1%
Trust and wealth management income	16,772	14,921	12.4
Gains on sales of loans	320	294	8.7
Loan related fees	4,043	4,957	(18.4)
Bank owned life insurance revenue	4,460	5,236	(14.8)
Brokerage revenue	2,130	2,272	(6.3)
Other	6,052	5,061	19.6
Total noninterest income	$63,617	$62,565	1.7%

Noninterest income for the year 2025 was impacted year over year by increases in trust and wealth management income ($1.9 million), insurance commissions ($0.4 million), and net gains on the sale of fixed assets ($0.5 million), partially offset by decreases in loan related fees ($0.9 million), securities gains ($0.3 million), and bank owned life insurance revenue ($0.8 million).  The decrease in loan related fees resulted primarily from the fluctuation in the fair market value of our mortgage servicing rights.  The variance in securities gains primarily resulted from changes in the valuation of our equity securities.

In an attempt to modernize our delivery channel in the Mt. Sterling Market, we consolidated two of our branches into a newly constructed modern branch which opened in February 2026.  During the fourth quarter of 2025, we recognized the sale of one of the branch locations, along with a parking lot, resulting in a $0.5 million gain on the sale of fixed assets.  We also donated one of the branch locations, which resulted in a $0.4 million contribution expense.

Noninterest Expense

(dollars in thousands) Year Ended December 31	2025	2024	Percent Change
Salaries	$54,830	$52,757	3.9%
Employee benefits	30,649	26,670	14.9
Net occupancy and equipment	13,246	12,204	8.5
Data processing	12,637	11,172	13.1
Legal and professional fees	4,290	3,873	10.8
Advertising and marketing	3,167	3,130	1.2
Taxes other than property and payroll	2,353	1,754	34.1
Other	21,895	19,363	13.1
Total noninterest expense	$143,067	$130,923	9.3%

Noninterest expense for the year 2025 was primarily impacted by increased expenses year over year in personnel ($6.1 million), data processing ($1.5 million), occupancy and equipment ($1.0 million), taxes other than property and payroll ($0.6 million), legal fees ($0.5 million), and contributions ($0.7 million).  The year over year increase in personnel expense included increases in salaries ($2.1 million), bonuses and incentives ($1.9 million), and other employee benefits ($2.1 million).  The increase in contribution expense was primarily a result of the $0.4 million contribution expense resulting from a donation of one of our Mt. Sterling branch locations discussed above in the Noninterest Income section.

Please refer to our annual report on Form 10-K for the year ended December 31, 2024 for detailed income discussion related to the year 2023.

Balance Sheet Review

CTBI’s total assets at $6.7 billion increased $490.9 million, or 7.9%, from December 31, 2024.  Loans outstanding at December 31, 2025 were $4.9 billion, increasing $408.3 million, or 9.1%, year over year.  The increase in loans from prior year included a $220.6 million increase in the commercial loan portfolio, a $182.8 million increase in the residential loan portfolio, and a $12.2 million increase in the indirect loan portfolio, partially offset by a $7.3 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio increased $65.4 million, or 6.2%, from December 31, 2024.  Deposits in other banks increased $4.3 million from December 31, 2024.  Deposits, including repurchase agreements, at $5.7 billion increased $387.5 million, or 7.3%, from December 31, 2024.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of December 31, 2025, two customers accounted for 3% each of our $5.4 billion in deposits.  Only two customer relationships accounted for more than 1% each.

Shareholders’ equity at December 31, 2025 of $856.1 million was a $98.5 million, or 13.0%, increase from the $757.6 million at December 31, 2024.  Net unrealized losses on securities, net of tax, were $64.8 million at December 31, 2025, compared to $98.4 million at December 31, 2024.  Management has the ability and intent to hold these securities to recovery or maturity.  CTBI’s annualized dividend yield to shareholders as of December 31, 2025 was 3.75%.

Loans

(dollars in thousands)	December 31, 2025
Loan Category	Balance	Variance from Prior Year	Net (Charge-Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$497,764	8.5%	$0	$0	$6,902
Commercial real estate residential	580,652	14.2	(292)	2,952	6,397
Commercial real estate nonresidential	959,915	11.0	(1,363)	4,245	11,630
Dealer floorplans	83,812	(1.3)	0	0	798
Commercial other	371,132	4.4	(1,366)	1,823	3,619
Total commercial	2,493,275	9.7	(3,021)	9,020	29,346

Residential:
Real estate mortgage	1,206,820	15.7	(216)	8,527	14,047
Home equity	186,798	11.6	12	887	1,277
Total residential	1,393,618	15.1	(204)	9,414	15,324

Consumer:
Consumer direct	145,591	(4.7)	(620)	51	1,971
Consumer indirect	862,458	1.4	(3,586)	677	13,528
Total consumer	1,008,049	0.5	(4,206)	728	15,499

Total loans	$4,894,942	9.1%	(7,431)	$19,162	60,169

Total Deposits and Repurchase Agreements

(dollars in thousands)	2025	2024	Percent Change
Noninterest bearing deposits	$1,263,243	$1,242,676	1.7%
Interest bearing deposits
Interest checking	195,458	167,736	16.5
Money market savings	1,877,815	1,781,415	5.4
Savings accounts	499,276	511,378	(2.4)
Time deposits	1,553,266	1,366,984	13.6
Repurchase agreements	308,799	240,166	28.6
Total interest bearing deposits and repurchase agreements	4,434,614	4,067,679	9.0
Total deposits and repurchase agreements	$5,697,857	$5,310,355	7.3%

Asset Quality

Our total nonperforming loans were $19.2 million, or 0.39% of total loans, at December 31, 2025 compared to $26.7 million, or 0.59% of total loans, at December 31, 2024.  Accruing loans 90+ days past due at $10.6 million increased $0.3 million from prior year end.  Nonaccrual loans at $8.5 million decreased $7.8 million from prior year end.  Accruing loans 30-89 days past due at $20.2 million increased $3.3 million from prior year end.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 82% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see note 4 to the consolidated financial statements contained herein.

          Net loan charge-offs were $7.4 million, 0.16% of average loans, for the year ended December 31, 2025, compared to $5.5 million, 0.13% of average loans, for the year ended December 31, 2024.  Of the net charge-offs for the year, $3.0 million were in commercial loans, $0.2 million were in residential loans, $3.6 million were in consumer indirect loans, and $0.6 million were in consumer direct loans.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at December 31, 2025 was 314.0% compared to 206.0% at December 31, 2024.  Nonaccrual loans to totals loans were 0.2% at December 31, 2025 compared to 0.4% at December 31, 2024.  The allowance for credit losses to nonaccrual loans at December 31, 2025 was 704.6% compared to 335.8% at December 31, 2024.  Our credit loss reserve as a percentage of total loans outstanding at December 31, 2025 remained at 1.23% from December 31, 2024.  See note 4 to our consolidated financial statements for additional information regarding our allowance for credit losses.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of December 31, 2025, we had approximately $363.7 million in cash and cash equivalents and approximately $174.7 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $369.5 million and $170.6 million, respectively, at December 31, 2024.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at December 31, 2025 and December 31, 2024.  As of December 31, 2025, we had a $546.9 million available borrowing position with the Federal Home Loan Bank, compared to $485.0 million at December 31, 2024.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At December 31, 2025 and 2024, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at December 31, 2025 were deposits with the Federal Reserve of $288.1 million, compared to $289.4 million at December 31, 2024.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At December 31, 2025, available-for-sale (“AFS”) securities comprised 99.6% of the total investment portfolio, and the AFS portfolio was 131% of equity capital.  Eighty-five percent of the pledge-eligible portfolio was pledged.

Contractual Commitments

Our significant contractual obligations and commitments as of December 31, 2025 include debt, lease, and purchase obligations.  As disclosed in the notes to the consolidated financial statements, we have certain obligations and commitments to make future payments under contracts.

As of December 31, 2025, our outstanding balance on long-term debt was $63.8 million, which includes junior subordinated debentures of $57.8 million and loan related borrowings of $6.0 million.  The interest payments on long-term debt due in one year or less is $3.2 million, and interest payments on long-term debt due in more than one year is $29.9 million.  The interest on $57.8 million in junior subordinated debentures is calculated based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”), plus a tenor spread adjustment of 0.26161% plus 1.59% until its maturity of June 1, 2037.  The three-month CME Term SOFR rate is projected using the most likely rate forecast from assumptions incorporated in the interest rate risk model and is determined two business days prior to the interest payment date.  The interest on the $6.0 million in loan related borrowings is based on a fixed rate of 3.25%.  Repayment of the liability will be provided by the loan payments made by the loan customer.  This principal amount is also guaranteed by the United States Department of Agriculture (the “USDA”).  Interest on long-term debt assumes the liability will not be prepaid and interest is calculated to maturity.  These assumptions are uncertain, and as a result, the actual payments will differ from the projection due to changes in economic conditions. Refer to note 9 to the consolidated financial statements contained herein for additional information regarding long-term debt.

As of December 31, 2025, our remaining contractual commitment for operating and finance leases due in one year or less was $2.2 million and operating leases due in more than one year was $22.4 million.  Refer to note 7 to the consolidated financial statements contained herein for additional information regarding leases.

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.   As of December 31, 2025, the commitments due in one year or less for other commitments was $742.3 million and commitments due in more than one year was $256.6 million.  Refer to note 14 to the consolidated financial statements contained herein for additional information regarding other commitments.

Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.  As of December 31, 2025, the value of our non-cancellable unconditional purchase obligations was $15.3 million.

These contractual obligations impact our liquidity and capital resource needs.  We believe our liquidity sources as mentioned in the liquidity discussion are adequate to meet our future cash requirements.

Investment Maturities

	Estimated Maturity at December 31, 2025
	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Fair Value		Amortized Cost
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury, government agencies, and government sponsored agency mortgage-backed securities	$87,594	0.83%	$258,909	2.40%	$55,024	1.82%	$422,494	3.23%	$824,024	2.62%	$874,012
State and political subdivisions	1,478	3.38	62,230	2.46	112,432	2.27	90,751	2.58	266,891	2.43	303,118
Asset-backed securities	0	0.00	2,063	5.07	6,909	5.43	20,835	5.13	29,807	5.20	29,808
Total	$89,072	0.87%	$323,202	2.43%	$174,365	2.25%	$534,080	3.19%	$1,120,719	2.64%	$1,206,938

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

	Maturity at December 31, 2025
		After one
	Within	but within	After
(in thousands)	one year	five years	five years	Total
Commercial secured by real estate and commercial other	$313,723	$203,532	$1,809,683	$2,326,938
Commercial and real estate construction	90,778	11,598	211,348	313,724
Total	$404,501	$215,130	$2,021,031	$2,640,662

Rate sensitivity:
Predetermined rate	$74,703	$91,492	$82,921	$249,116
Adjustable rate	329,798	123,638	1,938,110	2,391,546
	$404,501	$215,130	$2,021,031	$2,640,662

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at December 31, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$468,664	$445,202	$10,537	$9,116	$2,665	$1,144	$0

As of December 31, 2025, we had approximately $1.6 million in uninsured deposits.  CTBI has no brokered deposits.

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

          The following table shows our estimated earnings sensitivity profile as of December 31, 2025:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months) (%)
+400	4.77
+300	3.61
+200	2.43
+100	1.22
-100	(1.30)
-200	(2.21)
-300	(2.85)
-400	(3.45)

The following table shows our estimated earnings sensitivity profile as of December 31, 2024:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income (12 Months) (%)
+400	3.83
+300	2.88
+200	1.93
+100	0.98
-100	(1.34)
-200	(2.76)
-300	(4.07)
-400	(5.32)

The simulation model used the yield curve spread evenly over a twelve-month period.  The measurement at December 31, 2025 estimates that our net interest income in an up-rate environment would increase by 4.77% at a 400 basis point change, increase by 3.61% at a 300 basis point change, increase by 2.43% at a 200 basis point change, and increase by 1.22% at a 100 basis point change.  In a down-rate environment, net interest income would decrease 1.30% at a 100 basis point change, decrease by 2.21% at a 200 basis point change, decrease by 2.85% at a 300 basis point change, and decrease by 3.45% at a 400 basis point change over one year.  We actively manage our balance sheet and limit our exposure to long-term fixed rate financial instruments, including loans.  In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets.  Primarily all long-term, fixed rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation guidelines are sold for cash upon origination or originated under terms where they could be sold.  Periodically, additional assets such as commercial loans are also sold.  In 2025 and 2024, proceeds of $11.9 million and $11.6 million, respectively, were realized on the sale of fixed rate residential mortgages.  We focus our efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.  We do not currently engage in trading activities.

The preceding analysis was prepared using a rate ramp analysis which attempts to spread changes evenly over a specified time period as opposed to a rate shock which measures the impact of an immediate change.  Had these measurements been prepared using the rate shock method, the results would vary.

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield for the year 2025 of 3.75% to shareholders.  Shareholders’ equity increased 13.0% from December 31, 2024 to $856.1 million at December 31, 2025.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $2.00 per share for 2025 compared to $1.86 per share for 2024.  We retained 63.2% of our earnings in 2025 compared to 59.7% in 2024.

Insured depository institutions are required to meet certain capital level requirements.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  Management elected to use the CBLR framework for CTBI and CTB.  CTBI’s CBLR ratio as of December 31, 2025 was 13.64%.  CTB’s CBLR ratio as of December 31, 2025 was 13.19%.

As of December 31, 2025, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of December 31, 2025, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.  The following table shows Board authorizations and repurchases made through the stock repurchase program for the years 1998 through 2025:

	Board Authorizations	Repurchases*		Shares Available for Repurchase
		Average Price ($)	# of Shares
1998	500,000	-	0
1999	0	14.45	144,669
2000	1,000,000	10.25	763,470
2001	0	13.35	489,440
2002	0	17.71	396,316
2003	1,000,000	19.62	259,235
2004	0	23.14	60,500
2005	0	-	0
2006	0	-	0
2007	0	28.56	216,150
2008	0	25.53	102,850
2009-2019	0	-	0
2020	1,000,000	33.64	32,664
2021	0	-	0
2022	0	-	0
2023	0	-	0
2024	0	-	0
2025	0	-	0
Total	3,500,000	16.17	2,465,294	1,034,706

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Balance Sheets

(in thousands except share data) December 31	2025	2024
Assets:
Cash and due from banks	$62,851	$73,021
Interest bearing deposits	300,833	296,484
Cash and cash equivalents	363,684	369,505

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,206,938 and $1,186,649, respectively)	1,120,719	1,055,728
Equity securities at fair value	4,154	3,781
Loans held for sale	211	184

Loans	4,894,942	4,486,637
Allowance for credit losses	(60,169)	(54,968)
Net loans	4,834,773	4,431,669

Premises and equipment, net	52,611	49,630
Operating right-of-use assets	11,543	11,414
Finance right-of-use assets	3,890	2,971
Federal Home Loan Bank stock	5,200	5,062
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	123,274	101,509
Mortgage servicing rights	6,751	7,357
Other real estate owned	3,066	3,647
Deferred tax asset	20,856	29,065
Accrued interest receivable	25,957	24,758
Other assets	36,827	26,343
Total assets	$6,684,138	$6,193,245

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,263,243	$1,242,676
Interest bearing	4,125,815	3,827,513
Total deposits	5,389,058	5,070,189

Repurchase agreements	308,799	240,166
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	293	314
Long-term debt	63,784	64,016
Operating lease liabilities	11,924	11,751
Finance lease liabilities	4,493	3,439
Accrued interest payable	8,535	8,378
Other liabilities	40,680	36,908
Total liabilities	5,828,066	5,435,661

Commitments and contingencies (notes 14 and 20)	-	-

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2025 – 18,115,847; 2024 – 18,057,923	90,581	90,290
Capital surplus	236,423	233,802
Retained earnings	593,888	531,861
Accumulated other comprehensive loss, net of tax	(64,820)	(98,369)
Total shareholders’ equity	856,072	757,584

Total liabilities and shareholders’ equity	$6,684,138	$6,193,245

See notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

(in thousands except per share data) Year Ended December 31	2025	2024	2023
Interest income:
Interest and fees on loans, including loans held for sale	$304,553	$274,619	$230,844
Interest and dividends on securities
Taxable	23,667	24,953	27,263
Tax exempt	2,450	2,553	2,678
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	749	783	759
Interest on Federal Reserve Bank deposits	13,908	10,101	6,831
Other, including interest on federal funds sold	392	434	275
Total interest income	345,719	313,443	268,650

Interest expense:
Interest on deposits	112,747	112,516	81,167
Interest on repurchase agreements and federal funds purchased	10,012	10,393	8,994
Interest on advances from Federal Home Loan Bank	12	16	1,004
Interest on long-term debt	3,970	4,523	4,375
Total interest expense	126,741	127,448	95,540

Net interest income	218,978	185,995	173,110
Provision for credit losses	12,436	10,951	6,811
Net interest income after provision for credit losses	206,542	175,044	166,299

Noninterest income:
Deposit related fees	29,840	29,824	29,935
Gains on sales of loans, net	320	294	395
Trust and wealth management income	16,772	14,921	13,025
Loan related fees	4,043	4,957	3,792
Bank owned life insurance revenue	4,460	5,236	3,517
Brokerage revenue	2,130	2,272	1,473
Securities gains	375	631	996
Other noninterest income	5,677	4,430	4,526
Total noninterest income	63,617	62,565	57,659

Noninterest expense:
Officer salaries and employee benefits	19,661	16,316	15,206
Other salaries and employee benefits	65,818	63,111	58,505
Occupancy, net	10,184	9,442	8,900
Equipment	3,062	2,762	2,943
Data processing	12,637	11,172	9,726
Taxes other than property and payroll	2,353	1,754	1,706
Legal fees	1,555	1,090	1,131
Professional fees	2,735	2,783	2,219
Advertising and marketing	3,167	3,130	3,214
FDIC insurance	2,825	2,586	2,483
Other real estate owned provision and expense	313	152	350
Repossession expense	1,154	1,089	531
Other noninterest expense	17,603	15,536	18,476
Total noninterest expense	143,067	130,923	125,390

Income before income taxes	127,092	106,686	98,568
Income taxes	29,034	23,873	20,564
Net income	$98,058	$82,813	$78,004

Other comprehensive income:
Unrealized holding gains arising during the period	$44,704	$6,607	$36,863
Less: Reclassification adjustments for realized gains included in net income	2	8	4
Tax expense	11,153	1,647	11,028
Other comprehensive income, net of tax	33,549	4,952	25,831
Comprehensive income	$131,607	$87,765	$103,835

Basic earnings per share	$5.44	$4.61	$4.36
Diluted earnings per share	$5.43	$4.61	$4.36

Weighted average shares outstanding-basic	18,013	17,950	17,887
Weighted average shares outstanding-diluted	18,044	17,977	17,900

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2022	17,918,280	$89,591	$229,012	$438,596	$(129,152)	$628,047
Net income				78,004		78,004
Other comprehensive income					25,831	25,831
Cash dividends declared ($1.80 per share)				(32,200)		(32,200)
Issuance of common stock	52,857	265	864			1,129
Issuance of restricted stock	52,865	264	(264)			0
Vesting of restricted stock	(23,372)	(117)	117			0
Forfeiture of restricted stock	(790)	(4)	4			0
Stock-based compensation			1,397			1,397
Balance, December 31, 2023	17,999,840	89,999	231,130	484,400	(103,321)	702,208
Cumulative effect of FASB adjustment				(1,961)		(1,961)
Balance, January 1, 2024	17,999,840	89,999	231,130	482,439	(103,321)	700,247
Net income				82,813		82,813
Other comprehensive income					4,952	4,952
Cash dividends declared ($1.86 per share)				(33,391)		(33,391)
Issuance of common stock	68,351	342	1,428			1,770
Issuance of restricted stock	15,000	75	(75)			0
Vesting of restricted stock	(22,831)	(114)	114			0
Forfeiture of restricted stock	(2,437)	(12)	12			0
Stock-based compensation			1,193			1,193

Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				98,058		98,058
Other comprehensive income					33,549	33,549
Cash dividends declared ($2.00 per share)				(36,031)		(36,031)
Issuance of common stock	54,320	272	1,052			1,324
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(29,057)	(145)	145			0
Forfeiture of restricted stock	(5,877)	(29)	29			0
Stock-based compensation			1,588			1,588
Balance, December 31, 2025	18,115,847	$90,581	$236,423	$593,888	$(64,820)	$856,072

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands) Year Ended December 31	2025	2024	2023
Cash flows from operating activities:
Net income	$98,058	$82,813	$78,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,138	3,823	3,791
Amortization of operating lease right-of-use assets	1,615	1,180	1,560
Deferred tax expense (benefit)	(2,944)	(1,732)	709
Stock-based compensation	1,774	1,354	1,576
Provision for credit losses	12,436	10,951	6,811
Write-downs of other real estate owned and other repossessed assets	96	105	211
Gains on sale of mortgage loans held for sale	(320)	(294)	(395)
Securities gains	(2)	(8)	(4)
Fair value adjustments in equity securities	(373)	(623)	(992)
Gains on sale of assets, net	(665)	(102)	(408)
Proceeds from sale of mortgage loans held for sale	11,784	11,432	15,041
Funding of mortgage loans held for sale	(11,619)	(11,293)	(14,851)
Amortization of securities premiums and discounts, net	2,542	2,564	2,658
Change in cash surrender value of bank owned life insurance	(3,086)	(3,995)	(2,361)
Payment of operating lease liabilities	(1,571)	(1,194)	(1,560)
Interest expense on finance lease liabilities	187	158	118
Fair value adjustments in mortgage servicing rights	734	431	965
Changes in:
Accrued interest receivable	(1,199)	(1,183)	(3,983)
Other assets	(10,288)	1,951	(2,630)
Accrued interest payable	157	989	5,152
Other liabilities	3,537	7,999	(3,562)
Net cash provided by operating activities	104,991	105,326	85,850

Cash flows from investing activities:
Certificates of deposit in other banks:
Purchase of certificates of deposit	0	0	(245)
Maturity of certificates of deposit	0	0	245
Securities available-for-sale (AFS):
Purchase of AFS securities	(232,459)	(55,365)	(19,478)
Proceeds from sales of AFS securities	0	14,232	21,529
Proceeds from prepayments, calls, and maturities of AFS securities	209,631	153,171	124,656
Change in loans, net	(417,641)	(444,061)	(344,217)
Purchase of premises and equipment	(7,603)	(8,078)	(6,322)
Proceeds from sale and retirement of premises and equipment	1,112	70	375
Purchase of Federal Home Loan Bank stock	(4,815)	(4,757)	(3,191)
Redemption of Federal Home Loan Bank stock	4,676	4,407	5,155
Proceeds from sale of other real estate owned and repossessed assets	2,558	774	1,295
Additional investment in other real estate owned and repossessed assets	0	(13)	(47)
Additional investment in bank owned life insurance	(19,117)	0	(6,931)
Redemption of bank owned life insurance	438	1,591	336
Proceeds from settlement of bank owned life insurance	0	2,356	241
Net cash used in investing activities	(463,220)	(335,673)	(226,599)

Cash flows from financing activities:
Change in deposits, net	318,869	345,567	298,479
Change in repurchase agreements and federal funds purchased, net	68,633	14,921	9,814
Proceeds from Federal Home Loan Bank advances	100,000	100,000	225,000
Payments on advances from Federal Home Loan Bank	(100,021)	(100,020)	(225,021)
Payment of finance lease liabilities	(183)	(154)	(151)
Proceeds from long-term debt/other borrowings	0	0	6,563
Repayment of long-term debt/other borrowings	(232)	(225)	(163)
Issuance of common stock	1,324	1,770	1,129
Dividends paid	(35,982)	(33,407)	(32,187)
Net cash provided by financing activities	352,408	328,452	283,463
Net increase (decrease) in cash and cash equivalents	(5,821)	98,105	142,714
Cash and cash equivalents at beginning of period	369,505	271,400	128,686
Cash and cash equivalents at end of period	$363,684	$369,505	$271,400

Supplemental disclosures:
Income taxes paid	$28,506	$20,611	$20,728
Interest paid	126,584	126,459	90,388
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	2,815	356	1,306
Common stock dividends accrued, paid in subsequent quarter	324	276	291
Real estate acquired in settlement of loans	4,720	3,160	658
Right-of-use assets obtained in exchange for new operating lease liabilities	1,744	0	358
Right-of-use assets obtained in exchange for new finance lease liabilities	1,050	0	0

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

AFS securities are reported at fair value, with unrealized gains and losses reported in shareholders’ equity as a separate component of accumulated other comprehensive income, net of tax.  Gains or losses on disposition of debt securities are computed by specific identification for those securities, and are recognized in income as of the trade date.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Callable debt securities held at a premium are amortized to the earliest call date, shortening the amortization period. Debt securities held at a discount continue to be amortized to maturity. The premiums and discounts for securities use the effective interest method. Accrued interest on investment securities is based on stated rates and is presented as a component of accrued interest receivable in the consolidated balance sheets.

For AFS debt securities in an unrealized loss position, we evaluate the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors.  Any impairment that is not credit-related is recognized in accumulated other comprehensive income, net of tax.  Credit-related impairment is recognized as an ACL for AFS debt securities on the consolidated balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings.  Accrued interest receivable on AFS debt securities is presented within accrued interest receivable on the consolidated balance sheets.  CTBI has elected the accounting policy to exclude the accrued interest receivable balances from the amortized cost basis of AFS debt securities and does not measure an allowance for credit losses for these balances.  If a security is placed on nonaccrual status, typically when the collection of interest is considered doubtful, the accrued interest income is written off by reversing interest income in the current period.  We have concluded that this policy results in the timely reversal of uncollectible interest.  There has been no accrued interest receivable written of for the years ended December 31, 2025 and 2024.  Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change.  However, if we intend to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis.  Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, we consider the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or the government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.  There were no credit related factors underlying unrealized losses on AFS debt securities; therefore, no ACL for AFS securities has been recorded.

Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Equity securities with a readily determinable fair value are measured at fair value, with changes in fair value recognized in net income.  Equity securities without a readily determinable fair value are carried at cost, less any impairment, if any, plus or minus changes resulting from observable price changes for identical or similar investments.  CTBI has made an irrevocable election to subsequently measure an equity security without a readily determinable fair value, and all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value.  CTBI has made this election for our Visa Class B equity securities.  The fair value of these securities was determined using Level 3 inputs and changes in fair value are recognized in income.

Loans – Loans with the ability and the intent to be held until maturity or for the foreseeable future are reported at the carrying value of unpaid principal reduced by unearned interest, an ACL, and unamortized deferred fees or costs and premiums.  Income is recorded on the level yield basis.  Loans are considered past due or delinquent when the contractual principal and/or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.  Interest accrual is discontinued when a loan is greater than 90 days past due or when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.  Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest.  Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured.  Loans are not reclassified as accruing until principal and interest payments remain current for a period of time, generally six months, and future payments appear reasonably certain.  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments to interest income using the effective interest method.

Allowance for Credit Losses – CTBI measures expected credit losses of financial assets on a collective (pool) basis using the discounted cash flow method when the financial assets share similar risk characteristics.  Loans that do not share risk characteristics are evaluated on an individual basis.  Regardless of an initial measurement method, once it is determined that foreclosure is probable, the ACL is measured based on the fair value of the collateral as of the measurement date.  As a practical expedient, the fair value of the collateral may be used for a loan when determining the ACL for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  The fair value shall be adjusted for selling costs when foreclosure is probable.  For collateral-dependent financial assets, the credit loss expected may be zero if the fair value less costs to sell exceed the amortized cost of the loan.  Loans shall not be included in both collective assessments and individual assessments. CTBI has elected the accounting policy to exclude accrued interest receivable from the amortized cost basis of loans and does not measure an allowance for credit losses for these balances.  Accrued interest receivable on loans is presented in the consolidated financial statements as a component of other assets.  When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed.  In the event that collection of principal becomes uncertain, CTBI has policies in place to reverse accrued interest in a timely manner.

Using the ACL software, forecasts include gross domestic product, light weight vehicle sales index, and consumer price index considerations.  CTBI leverages economic projections from the Federal Open Market Committee to obtain various forecasts for unemployment rate, gross domestic product, light weight vehicle sales index, and the percentage change in the consumer price index year over year.  CTBI has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor over four quarters.

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

CTBI uses management judgement for qualitative loss factors.  The ACL software allows management to approve a “worst case” scenario or a maximum loss rate for each segment.  Qualitative dollars available for allocation then become the difference between the worst case and the ACL quantitative reserve estimate.  Each factor is then given a risk weighting that is applied to determine a basis point allocation.  The qualitative loss factors are as follows:

•	Changes in delinquency trends by loan segment
•	Changes in regional and local economic conditions
•	The effect of other external factors (i.e. competition, legal and regulatory requirements)
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•	A supervision and administration allocation based on CTBI’s loan review process
•	Exceptions in lending policies and procedures as measured by quarterly loan portfolio exceptions reports
•	Changes in the value of underlying collateral for collateral dependent loans
•	Changes in the nature and volume of the portfolio and terms of loans

While we recognize that import tariffs have created increased volatility and uncertainty in the financial markets, there has been no direct impact on our loan portfolio to date, and no bank customers have requested financial relief directly because of import tariffs.  We will continue to monitor our loan portfolio and work with any customers who become financially impacted by tariffs.  We do not anticipate any immediate or significant negative impact to our asset quality in the near term.

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

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded. The associated ACL for these loans is measured in pools with similar risk characteristics.

When a secured commercial loan is displaying signs of weakness or deficiency, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell. When the foreclosed collateral has been legally assigned to CTBI, the estimated fair value of the collateral less costs to sell is then transferred to other real estate owned or other repossessed assets, and a charge-off is taken for any remaining balance.  When any unsecured commercial loan is considered uncollectible the loan is charged off no later than at 90 days past due. However, overdraft loans, which are included in other commercial loans, are charged off when they have been outstanding 60 days.

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

CTBI’s loan portfolio segments and the risk characteristics of each are as follows:

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

Dealer floorplans are segmented separately as they are a unique product with unique risk factors.  CTBI maintains strict processing procedures over our floorplan product with any exceptions requested by a loan officer approved by the appropriate loan committee and the floorplan manager.  This loan segment consists of loans to dealerships to finance inventory and are collateralized under a blanket security agreement whereby all vehicle inventory is collateral against the outstanding loan without specific liens on individual units.  Advances are made for the dealer cost of individual vehicles in inventory, and the loan is repaid from the proceeds from the sale of the financed vehicle.  This risk is mitigated by the use of monthly inventory audits and follow-up is required on any out of compliance items identified.  These audits are subject to increasing frequency when fact patterns suggest more scrutiny is required.  Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk.

Commercial other loans consist of agricultural loans, receivable financing, loans to financial institutions, loans for purchasing or carrying securities, overdraft loans, and other commercial purpose loans.  Commercial loans are underwritten based on the borrower’s ability to service debt from the business’s underlying cash flows.  As a general practice, we obtain collateral such as equipment, or other assets, although such loans may be uncollateralized but guaranteed.  Commercial other loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from our customers.  As we underwrite our equipment lease financing in a manner similar to our commercial loan portfolio described below, the risk characteristics for this portfolio mirror that of the commercial loan portfolio.

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

CTBI utilizes discounted cash flow loss rate methodologies for all loan segments.  Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows.   The expected cash flows were modeled considering probability of default and segment-specific loss given default (“LGD”) risk factors, utilizing the software’s proprietary database of financial institutions’ filings, evaluated first by geography and asset size and then with the utilization of standard deviations, to assure relevance to CTBI’s loan segments along with CTBI’s own loss history.  Cash flows are then discounted at that effective yield to produce an instrument-level net present value (“NPV”) of expected cash flows.  An ACL is established for the difference between the instrument’s NPV and amortized cost basis.  Any changes in NPV between periods is recorded as provision for credit losses.  The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions.  Management incorporates qualitative factors to loss estimates used to derive CTBI’s total ACL including delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, underwriting exceptions, and industry concentrations.  Forecast factors include gross domestic product, light weight vehicle sales, and the consumer price index. Management continually reevaluates the other subjective factors included in our ACL analysis.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value.  Changes in fair value and net unrealized losses, if any, are recognized by charges to income.  Gains and losses on loan sales are recorded in noninterest income.  Mortgage loans held for sale were $0.2 million for each of the years ended December 31, 2025 and 2024.

Mortgage Banking Derivatives – At December 31, 2025, we had mortgage loans in the process of origination totaling $0.1 million which are intended for sale to investors in the secondary market.  These forward sale commitments are on an individual loan basis that CTBI originates as part of our mortgage banking activities and are derivatives at fair value with changes in fair value recognized in earnings.  CTBI acquires purchase agreements from secondary market buyers prior to closing these loans.  We then deliver the closed loan to the buyer, typically within 30 days of closing.  These purchase agreements are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale, since CTBI is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.  There were no mortgage loans in the process of origination at December 31, 2024.

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

Leases – CTBI does not record leases on the consolidated balance sheets that are classified as short term (less than one year).  A right-of-use asset and a lease liability are recorded for all leases with terms longer than 12 months.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.  The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying value might not be recoverable.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor does not convey risks and rewards or control, an operating lease results.  Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate, on a collateralized basis, over a similar term at the lease commencement date and may be re-measured for certain modifications or the company’s exercise of options (renewal, extension, or termination) under the lease.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.  CTBI does not separate lease and non-lease components and instead elects to account for them as a single lease component.  Expenses are recognized through occupancy expense.

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

Goodwill – We evaluate total goodwill for impairment using fair value techniques including multiples of price/equity.  Goodwill is evaluated for impairment on an annual basis or as other events may warrant.  The balance of goodwill, at $65.5 million, has not changed since January 1, 2015.  Included in the balance of goodwill is $60.5 million attributable to the community banking services segment and $5.0 million booked at the holding company.

Bank Owned Life Insurance – CTBI’s bank owned life insurance policies are carried at their cash surrender value.  We recognize tax-free income from the periodic increases in cash surrender value of these policies and from death benefits.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) are carried at fair value with changes in fair value recognized in loan related fees.  MSRs are valued using Level 3 inputs.  The fair value is determined quarterly based on an independent third-party valuation using a discounted cash flow analysis and calculated using a computer pricing model.  The system used in this evaluation, Compass Point, attempts to quantify loan level idiosyncratic risk by calculating a risk derived value.  As a result, each loan’s unique characteristics determine the valuation assumptions ascribed to that loan.  Additionally, the computer valuation is based on key economic assumptions including the prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted-average life of the loan, the discount rate, the weighted-average coupon, and the weighted-average default rate, as applicable.  Along with the gains received from the sale of loans, fees are received for servicing loans.  These fees include late fees, ancillary fees, and monthly servicing fees, which are recorded in noninterest income.  Costs of servicing loans are charged to expense as incurred.  Changes in fair value of the MSRs are reported as an increase or decrease to loan related fees.

Mortgage loans serviced for others are not included in the accompanying balance sheets.  Loans serviced for the benefit of others (primarily FHLMC) totaled $612 million, $667 million, and $725 million at December 31, 2025, 2024, and 2023, respectively.  Servicing loans for others generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2.2 million, $2.2 million, and $2.5 million at December 31, 2025, 2024, and 2023, respectively.

Other Real Estate Owned – Our other real estate owned (“OREO”) consists entirely of foreclosed properties.  When foreclosed properties are acquired, appraisals are obtained and the properties are booked at the current fair value less expected sales costs.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a fair value below the current book value, a charge is booked to current earnings to reduce the property to its new fair value less expected sales costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  All revenues and expenses related to the carrying of OREO are recognized through the income statement.  OREO revenues are included in other noninterest income, and OREO expenses are included in other real estate owned provision and expense.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from CTBI—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) CTBI does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.  If a transfer of financial assets does not meet all criteria for sale accounting, including circumstances in which the Bank retains effective control through a repurchase agreement or similar contractual arrangement, the transfer is accounted for as a secured borrowing.

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

Share-Based Compensation – CTBI has a share-based employee compensation plan, which is described more fully in note 16 below.  Share-based compensation restricted and performance-based stock units/awards are classified as equity awards and accounted for under the treasury stock method.  Compensation expense for non-vested stock units/awards is based on the fair value of the award on the measurement date, which, for CTBI, is the date of the grant and is recognized ratably over the vesting or performance period of the award.  The fair value of non-vested stock units/awards is generally the market price of CTBI’s stock on the date of grant.  CTBI recognizes forfeitures when they occur.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes based on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.  Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in our consolidated financial statements.  During the years ended December 31, 2025, 2024, and 2023, CTBI has not recognized a significant amount of interest expense or penalties in connection with income taxes.

Earnings Per Share (“EPS”) – Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding restricted shares.

Diluted EPS adjusts the number of weighted average shares of common stock outstanding by the dilutive effect of stock options, including restricted shares.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes, consisting of changes in unrealized gains and losses on AFS debt securities.

Segments – Management analyzes the operation of CTBI assuming one reportable segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) annuity and life insurance products; (viii) Individual Retirement Accounts and Keogh plans; (ix) commercial loans; (x) trust and wealth management services; (xi) commercial demand deposit accounts; and (xii) repurchase agreements.  Operating segments that are not aggregated into the community banking services segment (i.e., the holding company) are reported separately.

New Accounting Standards –

➢         FASB Issues Standard that Enhances Income Tax Disclosures – On January 1, 2025, CTBI adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis.  This ASU requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction.  The amendments in this ASU did not have an effect on our financial condition or results of operation.  We have expanded our disclosures in the Income Taxes footnote (note 17) below accordingly.

➢           FASB Issues Improvement to Income Statement Expense Disclosures – In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve the disclosures about a public business entity’s expenses and address investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions.  ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027.  Early adoption is permitted.  The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements.  CTBI does not expect ASU 2024-03 to have a material impact on CTBI’s financial statements.

➢           FASB Issues New Guidance on Purchased Loans – In November 2025, the FASB issued ASU 2025-08 Financial Instruments – Credit Losses (Topic 326):  Purchased Loans in response to stakeholders’ concerns about the accounting for acquired financial assets in accordance with ASC 326.  The ASU amends the current expected credit loss (CECL) model in ASC 326-20 to: (1) expand the population of acquired financial assets subject to the “gross-up approach” for measuring credit losses to apply to “seasoned” purchased loans. This approach allows entities to avoid recording a day-one credit loss expense in profit or loss but also reduces interest income recognized in later periods and (2) introduce criteria for determining whether a purchased loan is considered “seasoned” and will be accounted for using the gross-up approach.  The amendments will be effective for interim and annual periods beginning after December 15, 2026, with early adoption allowed for financial statements that have not yet been issued or made available for issuance.  This ASU has no impact on CTBI’s financial statements at this time.

2.  Cash and Due from Banks and Interest Bearing Deposits

At December 31, 2025, CTBI had cash accounts which exceeded federally insured limits and, therefore, were not subject to FDIC insurance.

3.  Securities

The amortized cost and fair value of debt securities at December 31, 2025 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$243,840	$65	$(8,146)	$235,759
State and political subdivisions	303,118	117	(36,344)	266,891
Agency mortgage-backed securities	630,172	1,119	(43,029)	588,262
Asset-backed securities	29,808	57	(58)	29,807
Total available-for-sale securities	$1,206,938	$1,358	$(87,577)	$1,120,719

The amortized cost and fair value of debt securities at December 31, 2024 are summarized as follows:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$360,027	$84	$(18,616)	$341,495
State and political subdivisions	304,588	12	(51,043)	253,557
Agency mortgage-backed securities	471,000	131	(61,422)	409,709
Asset-backed securities	51,034	10	(77)	50,967
Total available-for-sale securities	$1,186,649	$237	$(131,158)	$1,055,728

The amounts reported in the preceding tables exclude accrued interest on securities of $4.5 million and $4.6 million at December 31, 2025 and 2024, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.

The amortized cost and fair value of debt securities at December 31, 2025 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$88,976	$88,302
Due after one through five years	219,638	209,037
Due after five through ten years	128,721	114,561
Due after ten years	109,623	90,750
Agency mortgage-backed securities	630,172	588,262
Asset-backed securities	29,808	29,807
Total debt securities	$1,206,938	$1,120,719

During the year ended December 31, 2025, we had a net securities gain of $375 thousand, consisting of a pre-tax gain of $2 thousand realized on calls of AFS securities and an unrealized gain of $373 thousand from the fair value adjustments of equity securities.  For the year ended December 31, 2024, we had a net securities gain of $631 thousand.  There was a net gain of $8 thousand realized on sales and calls of AFS securities, and an unrealized gain of $623 thousand from the fair value adjustment of equity securities.  For the year 2023, we had a net securities gain of $996 thousand.  There was a net gain of $4 thousand realized on sales and calls of AFS securities, and an unrealized gain of $992 thousand from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $602.6 million and $630.8 million at December 31, 2025 and 2024, respectively.  The fair value of securities pledged was $556.9 million and $563.2 million at December 31, 2025 and 2024, respectively.

The amortized cost of securities sold under agreements to repurchase amounted to $386.8 million and $330.0 million at December 31, 2025 and 2024, respectively.  The fair value of securities pledged was $358.1 million and $292.2 million at December 31, 2025 and 2024, respectively.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2025 indicates that all impairment is market and interest rate driven and not credit-related.  The percentage of total debt securities with unrealized losses as of December 31, 2025 was 85.4% compared to 95.5% as of December 31, 2024.  The following table provides the amortized cost, gross unrealized losses, and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2025 that are not deemed to have credit losses.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$954	$(2)	$952
State and political subdivisions	8,129	(1,232)	6,897
Agency mortgage-backed securities	113,962	(633)	113,329
Asset-backed securities	6,911	(2)	6,909
Total <12 months AFS securities with unrealized losses	129,956	(1,869)	128,087

12 Months or More
U.S. Treasury and government agencies	238,808	(8,144)	230,664
State and political subdivisions	274,927	(35,112)	239,815
Agency mortgage-backed securities	384,506	(42,396)	342,110
Asset-backed securities	16,235	(56)	16,179
Total ≥12 months AFS securities with unrealized losses	914,476	(85,708)	828,768

Total
U.S. Treasury and government agencies	239,762	(8,146)	231,616
State and political subdivisions	283,056	(36,344)	246,712
Agency mortgage-backed securities	498,468	(43,029)	455,439
Asset-backed securities	23,146	(58)	23,088
Total AFS securities with unrealized losses	$1,044,432	$(87,577)	$956,855

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

Agency Mortgage-backed Securities

The unrealized losses in agency mortgage-backed securities were caused by interest rate changes.  CTBI expects to recover the amortized cost basis over the term of the securities.  These securities are either guaranteed by the U.S. government or by a government sponsored enterprise and are generally considered to be risk-free, which is why CTBI does not record an allowance for credit loss on these investments.  Furthermore, CTBI does not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost.

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

Equity Securities at Fair Value

Equity securities at fair value as of December 31, 2025 were $4.2 million, as a result of a $373 thousand increase in the fair value in 2025.  Equity securities at fair value as of December 31, 2024 were $3.8 million, as a result of a $623 thousand increase in the fair value during the year.  No equity securities were sold during 2025 or 2024.
4.  Loans

Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	December 31 2025	December 31 2024
Hotel/motel	$497,764	$458,832
Commercial real estate residential	580,652	508,310
Commercial real estate nonresidential	959,915	865,031
Dealer floorplans	83,812	84,956
Commercial other	371,132	355,550
Commercial loans	2,493,275	2,272,679

Real estate mortgage	1,206,820	1,043,401
Home equity lines	186,798	167,425
Residential loans	1,393,618	1,210,826

Consumer direct	145,591	152,843
Consumer indirect	862,458	850,289
Consumer loans	1,008,049	1,003,132

Net loans	$4,894,942	$4,486,637

Unearned fees included above totaled $359 thousand as of December 31, 2025 and $1 thousand as of December 31, 2024, while the unamortized premiums on the indirect lending portfolio totaled $34.5 million as of December 31, 2025 and $32.0 million as of December 31, 2024.

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balance above.  Loans held for sale are recorded at lower of cost or fair value and were $0.2 million at December 31, 2025 and 2024.

Accrued interest receivable from loans, which is excluded from loan balances, was $19.7 million and $18.7 million at December 31, 2025 and 2024, respectively.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Allowance for Credit Losses

The following tables present the balance in the ACL for loans for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,208	$1,694	$0	$0	$6,902	11.5%
Commercial real estate residential	5,467	1,222	(319)	27	6,397	10.6
Commercial real estate nonresidential	10,307	2,686	(1,377)	14	11,630	19.3
Dealer floorplans	682	116	0	0	798	1.3
Commercial other	3,832	1,153	(1,677)	311	3,619	6.0
Real estate mortgage	12,504	1,759	(242)	26	14,047	23.4
Home equity	1,499	(234)	(9)	21	1,277	2.1
Consumer direct	2,221	370	(969)	349	1,971	3.3
Consumer indirect	13,248	3,866	(7,703)	4,117	13,528	22.5
Total ACL	$54,968	$12,632	$(12,296)	$4,865	$60,169	100%

	Year Ended December 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$4,592	$616	$0	$0	$5,208	9.5%
Commercial real estate residential	4,285	1,145	0	37	5,467	9.9
Commercial real estate nonresidential	7,560	2,670	0	77	10,307	18.8
Dealer floorplans	659	23	0	0	682	1.2
Commercial other	3,760	1,048	(1,476)	500	3,832	7.0
Real estate mortgage	10,197	2,405	(125)	27	12,504	22.8
Home equity	1,367	194	(80)	18	1,499	2.7
Consumer direct	3,261	(69)	(1,220)	249	2,221	4.0
Consumer indirect	13,862	2,919	(7,602)	4,069	13,248	24.1
Total ACL	$49,543	$10,951	$(10,503)	$4,977	$54,968	100%

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure at December 31, 2025 and 2024 is presented below:

	Year Ended December 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(121)	$0	$0	$950
Real estate mortgage	372	(74)	0	0	298
Consumer	22	(1)	0	0	21
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(196)	$0	$0	$1,269

	Year Ended December 31, 2024
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$0	$0	$0	$1,071
Real estate mortgage	372	0	0	0	372
Consumer	22	0	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,465	$0	$0	$0	$1,465

Nonperforming loans

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of  December 31, 2025 and 2024 were as follows:

	December 31, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$867	$2,085	$2,952
Commercial real estate nonresidential	86	2,972	1,187	4,245
Commercial other	26	896	901	1,823
Total commercial loans	112	4,735	4,173	9,020

Real estate mortgage	0	3,429	5,098	8,527
Home equity lines	0	263	624	887
Total residential loans	0	3,692	5,722	9,414

Consumer direct	0	0	51	51
Consumer indirect	0	0	677	677
Total consumer loans	0	0	728	728

Loans and lease financing	$112	$8,427	$10,623	$19,162

	December 31, 2024
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$1,248	$369	$1,617
Commercial real estate nonresidential	8,000	1,641	3,513	13,154
Commercial other	246	1,106	64	1,416
Total commercial loans	8,246	3,995	3,946	16,187

Real estate mortgage	0	3,748	5,072	8,820
Home equity lines	0	204	444	648
Total residential loans	0	3,952	5,516	9,468

Consumer direct	0	176	93	269
Consumer indirect	0	0	762	762
Total consumer loans	0	176	855	1,031

Loans and lease financing	$8,246	$8,123	$10,317	$26,686

Interest income recognized on nonaccrual loans for the years ended December 31, 2025 and 2024 totaled $66.2 thousand and $189.4 thousand, respectively.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of December 31, 2025 and 2024 (includes loans 90 days past due and still accruing as well):

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$497,764	$497,764
Commercial real estate residential	216	282	2,262	2,760	577,892	580,652
Commercial real estate nonresidential	2,010	2,814	4,005	8,829	951,086	959,915
Dealer floorplans	0	0	0	0	83,812	83,812
Commercial other	830	87	1,548	2,465	368,667	371,132
Total commercial loans	3,056	3,183	7,815	14,054	2,479,221	2,493,275

Real estate mortgage	2,543	4,063	7,594	14,200	1,192,620	1,206,820
Home equity lines	1,435	451	644	2,530	184,268	186,798
Total residential loans	3,978	4,514	8,238	16,730	1,376,888	1,393,618

Consumer direct	1,203	377	51	1,631	143,960	145,591
Consumer indirect	3,767	962	677	5,406	857,052	862,458
Total consumer loans	4,970	1,339	728	7,037	1,001,012	1,008,049

Loans and lease financing	$12,004	$9,036	$16,781	$37,821	$4,857,121	$4,894,942

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$458,832	$458,832
Commercial real estate residential	575	444	828	1,847	506,463	508,310
Commercial real estate nonresidential	1,349	118	12,890	14,357	850,674	865,031
Dealer floorplans	0	0	0	0	84,956	84,956
Commercial other	1,033	595	1,018	2,646	352,904	355,550
Total commercial loans	2,957	1,157	14,736	18,850	2,253,829	2,272,679

Real estate mortgage	654	3,304	7,998	11,956	1,031,445	1,043,401
Home equity lines	1,919	348	613	2,880	164,545	167,425
Total residential loans	2,573	3,652	8,611	14,836	1,195,990	1,210,826

Consumer direct	876	107	268	1,251	151,592	152,843
Consumer indirect	4,872	1,096	762	6,730	843,559	850,289
Total consumer loans	5,748	1,203	1,030	7,981	995,151	1,003,132

Loans and lease financing	$11,278	$6,012	$24,377	$41,667	$4,444,970	$4,486,637

Credit Quality Indicators and Profile

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$83,005	$58,850	$79,857	$116,984	$24,564	$86,215	$5,604	$455,079
Watch	0	0	2,010	18,679	0	11,022	0	31,711
OAEM	0	0	0	0	6,403	0	0	6,403
Substandard	0	748	0	3,823	0	0	0	4,571
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	83,005	59,598	81,867	139,486	30,967	97,237	5,604	497,764

Hotel/motel current period gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	174,717	100,517	91,321	63,970	50,454	44,689	22,447	548,115
Watch	9,182	937	4,018	489	3,543	5,512	174	23,855
OAEM	0	0	192	0	0	52	0	244
Substandard	2,074	511	490	598	1,835	2,881	49	8,438
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	185,973	101,965	96,021	65,057	55,832	53,134	22,670	580,652

Commercial real estate residential current period gross charge-offs	(160)	(18)	(125)	0	0	(16)	0	(319)

Commercial real estate nonresidential
Risk rating:
Pass	180,461	163,870	98,249	106,344	99,628	169,989	55,839	874,380
Watch	3,840	6,849	12,112	6,839	17,310	10,136	1,011	58,097
OAEM	0	99	0	0	0	0	0	99
Substandard	3,889	431	2,127	2,390	2,379	16,122	0	27,338
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	188,190	171,249	112,488	115,573	119,317	196,248	56,850	959,915

Commercial real estate nonresidential current period gross charge-offs	0	(1,375)	0	0	0	(2)	0	(1,377)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	73,240	73,240
Watch	0	0	0	0	0	0	10,293	10,293
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	83,812	83,812

Dealer floorplans current period gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	97,104	37,248	35,594	29,023	21,350	19,299	86,954	326,572
Watch	1,713	1,017	813	515	149	419	14,035	18,661
OAEM	0	0	82	0	7,892	18	0	7,992
Substandard	11,973	1,219	3,071	466	94	320	657	17,800
Doubtful	107	0	0	0	0	0	0	107
Total commercial other	110,897	39,484	39,560	30,004	29,485	20,056	101,646	371,132

Commercial other current period gross charge-offs	(892)	(106)	(260)	(6)	(268)	(145)	0	(1,677)

Commercial loans
Risk rating:
Pass	535,287	360,485	305,021	316,321	195,996	320,192	244,084	2,277,386
Watch	14,735	8,803	18,953	26,522	21,002	27,089	25,513	142,617
OAEM	0	99	274	0	14,295	70	0	14,738
Substandard	17,936	2,909	5,688	7,277	4,308	19,323	985	58,426
Doubtful	107	0	0	0	0	1	0	108
Total commercial loans	$568,065	$372,296	$329,936	$350,120	$235,601	$366,675	$270,582	$2,493,275

Total commercial loans current period gross charge-offs	$(1,052)	$(1,499)	$(385)	$(6)	$(268)	$(163)	$0	$(3,373)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$72,924	$88,016	$134,663	$27,145	$21,609	$70,311	$5,419	$420,087
Watch	0	2,062	10,822	6,570	0	13,358	0	32,812
OAEM	0	0	0	0	0	0	0	0
Substandard	1,954	0	3,979	0	0	0	0	5,933
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	74,878	90,078	149,464	33,715	21,609	83,669	5,419	458,832

Hotel/motel current period gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	162,855	94,758	78,106	60,482	24,603	37,689	21,267	479,760
Watch	5,381	3,009	1,692	3,739	1,523	5,261	58	20,663
OAEM	31	0	0	0	0	58	0	89
Substandard	1,470	609	792	531	420	3,928	48	7,798
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	169,737	98,376	80,590	64,752	26,546	46,936	21,373	508,310

Commercial real estate residential current period gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate nonresidential
Risk rating:
Pass	180,139	121,801	124,200	120,623	62,674	155,561	38,270	803,268
Watch	4,574	2,004	4,004	8,683	3,425	6,970	624	30,284
OAEM	0	7	12	0	0	45	0	64
Substandard	4,873	1,527	357	2,700	11,179	10,778	0	31,414
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	189,586	125,339	128,573	132,006	77,278	173,355	38,894	865,031

Commercial real estate nonresidential current period gross charge-offs	0	0	0	0	0	0	0	0

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	82,639	82,639
Watch	0	0	0	0	0	0	1,861	1,861
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	456	0	456
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	456	84,500	84,956

Dealer floorplans current period gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	83,742	43,935	38,912	25,806	25,187	19,520	79,851	316,953
Watch	1,823	877	671	295	111	533	14,739	19,049
OAEM	27	0	0	8,469	0	0	30	8,526
Substandard	2,301	4,279	2,203	299	447	162	1,331	11,022
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	87,893	49,091	41,786	34,869	25,745	20,215	95,951	355,550

Commercial other current period gross charge-offs	(1,148)	(134)	(142)	(45)	(2)	(5)	0	(1,476)

Commercial loans
Risk rating:
Pass	499,660	348,510	375,881	234,056	134,073	283,081	227,446	2,102,707
Watch	11,778	7,952	17,189	19,287	5,059	26,122	17,282	104,669
OAEM	58	7	12	8,469	0	103	30	8,679
Substandard	10,598	6,415	7,331	3,530	12,046	15,324	1,379	56,623
Doubtful	0	0	0	0	0	1	0	1
Total commercial loans	$522,094	$362,884	$400,413	$265,342	$151,178	$324,631	$246,137	$2,272,679

Total commercial loans current period gross charge-offs	$(1,148)	$(134)	$(142)	$(45)	$(2)	$(5)	$0	$(1,476)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,744	$180,167	$185,911
Nonperforming	0	0	0	0	0	221	666	887
Total home equity lines	0	0	0	0	0	5,965	180,833	186,798

Home equity current period gross charge-offs	0	0	0	0	0	(9)	0	(9)

Mortgage loans
Performing	299,236	173,336	168,206	123,839	132,923	300,753	0	1,198,293
Nonperforming	708	1,387	1,213	1,905	547	2,767	0	8,527
Total mortgage loans	299,944	174,723	169,419	125,744	133,470	303,520	0	1,206,820

Mortgage loans current period gross charge-offs	0	0	0	(37)	(16)	(189)	0	(242)

Residential loans
Performing	299,236	173,336	168,206	123,839	132,923	306,497	180,167	1,384,204
Nonperforming	708	1,387	1,213	1,905	547	2,988	666	9,414
Total residential loans	$299,944	$174,723	$169,419	$125,744	$133,470	$309,485	$180,833	$1,393,618

Total residential loans current period gross charge-offs	$0	$0	$0	$(37)	$(16)	$(198)	$0	$(251)

Consumer direct loans
Performing	$54,669	$28,377	$21,704	$12,833	$11,667	$16,290	$0	$145,540
Nonperforming	22	0	29	0	0	0	0	51
Total consumer direct loans	54,691	28,377	21,733	12,833	11,667	16,290	0	145,591

Consumer direct loans current period gross charge-offs	(69)	(291)	(292)	(202)	(55)	(60)	0	(969)

Consumer indirect loans
Performing	356,525	219,121	151,128	90,077	30,999	13,931	0	861,781
Nonperforming	83	104	233	122	107	28	0	677
Total consumer indirect loans	356,608	219,225	151,361	90,199	31,106	13,959	0	862,458

Consumer indirect loans current period gross charge-offs	(245)	(1,563)	(3,283)	(1,849)	(503)	(260)	0	(7,703)

Consumer loans
Performing	411,194	247,498	172,832	102,910	42,666	30,221	0	1,007,321
Nonperforming	105	104	262	122	107	28	0	728
Total consumer loans	$411,299	$247,602	$173,094	$103,032	$42,773	$30,249	$0	$1,008,049

Total consumer loans current period gross charge-offs	$(314)	$(1,854)	$(3,575)	$(2,051)	$(558)	$(320)	$0	$(8,672)

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$7,121	$159,656	$166,777
Nonperforming	0	0	0	0	0	362	286	648
Total home equity lines	0	0	0	0	0	7,483	159,942	167,425

Home equity lines current period gross charge-offs	0	0	0	0	0	(80)	0	(80)

Mortgage loans
Performing	197,756	192,959	140,265	146,391	107,009	250,201	0	1,034,581
Nonperforming	0	1,074	1,424	250	279	5,793	0	8,820
Total mortgage loans	197,756	194,033	141,689	146,641	107,288	255,994	0	1,043,401

Mortgage loans current period gross charge-offs	0	0	(28)	0	0	(97)	0	(125)

Residential loans
Performing	197,756	192,959	140,265	146,391	107,009	257,322	159,656	1,201,358
Nonperforming	0	1,074	1,424	250	279	6,155	286	9,468
Total residential loans	$197,756	$194,033	$141,689	$146,641	$107,288	$263,477	$159,942	$1,210,826

Total residential loans current period gross charge-offs	$0	$0	$0	$(28)	$0	$(177)	$0	$(205)

Consumer direct loans
Performing	$54,745	$35,179	$21,456	$17,509	$9,839	$13,846	$0	$152,574
Nonperforming	7	72	190	0	0	0	0	269
Total consumer direct loans	54,752	35,251	21,646	17,509	9,839	13,846	0	152,843

Consumer direct loans current period gross charge-offs	(41)	(314)	(690)	(85)	(29)	(61)	0	(1,220)

Consumer indirect loans
Performing	333,945	243,247	162,051	65,032	34,870	10,382	0	849,527
Nonperforming	117	324	218	63	40	0	0	762
Total consumer indirect loans	334,062	243,571	162,269	65,095	34,910	10,382	0	850,289

Consumer indirect loans current period gross charge-offs	(363)	(2,760)	(2,609)	(1,385)	(236)	(249)	0	(7,602)

Consumer loans
Performing	388,690	278,426	183,507	82,541	44,709	24,228	0	1,002,101
Nonperforming	124	396	408	63	40	0	0	1,031
Total consumer loans	$388,814	$278,822	$183,915	$82,604	$44,749	$24,228	$0	$1,003,132

Total consumer loans current period gross charge-offs	$(404)	$(3,074)	$(3,299)	$(1,470)	$(265)	$(310)	$0	$(8,822)

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.1 million and $4.0 million at December 31, 2025 and 2024, respectively.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis.  Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	December 31, 2025
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,861	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	6	17,094	725
Commercial other	4	19,191	0
Total collateral dependent loans	13	$47,667	$725

	December 31, 2024
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$5,555	$0
Commercial real estate residential	0	0	0
Commercial real estate nonresidential	8	27,087	325
Commercial other	3	12,963	0
Total collateral dependent loans	13	$45,605	$325

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss is $0.7 million.  This expected loss is tied to four unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate. Four loans listed in the commercial other segment at December 31, 2025 are collateralized by inventory, equipment, and accounts receivable.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the year ended December 31, 2025:
	Amortized Cost at December 31, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	0	0.00	340	0.06
Commercial real estate nonresidential	7,380	0.77	2,560	0.27
Dealer floorplans	0	0.00	0	0.00
Commercial other	0	0.00	1,475	0.40
Commercial loans	7,380	0.30	4,375	0.18

Real estate mortgage	851	0.07	11,213	0.93
Home equity lines	46	0.02	317	0.17
Residential loans	897	0.06	11,530	0.83

Consumer direct	0	0.00	216	0.15
Consumer indirect	0	0.00	606	0.07
Consumer loans	0	0.00	822	0.08

Loans and lease financing	$8,277	0.17%	$16,728	0.34%

	Amortized Cost at December 31, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	1,059	0.18	120	0.02
Commercial real estate nonresidential	232	0.02	917	0.10
Dealer floorplans	0	0.00	0	0.00
Commercial other	217	0.06	410	0.11
Commercial loans	1,508	0.06	1,447	0.06

Real estate mortgage	882	0.07	35	0.00
Home equity lines	309	0.17	0	0.00
Residential loans	1,191	0.09	35	0.00

Consumer direct	0	0.00	0	0.00
Consumer indirect	0	0.00	146	0.02
Consumer loans	0	0.00	146	0.01

Loans and lease financing	$2,699	0.06%	$1,628	0.03%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 0.1 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.0% to 2.1%	Added a weighted-average 1.5 years to life of the loans

Commercial other		Added a weighted-average 3.7 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.4% to 4.0%	Added a weighted-average 0.4 years to life of the loans

Home equity lines	Reduced weighted-average contractual interest rate from 8.9% to 7.5%	Added a weighted-average 1.8 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 1.0 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.3% to 8.1% and increased the weighted-average life by 15.9 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 6.5% to 4.5% and increased the weighted-average life by 0.5 years	Provided payment changes that will be added to the end of the original loan term

Commercial other	Increased weighted-average contractual interest rate from 4.7% to 8.0% and increased the weighted-average life by 9.6 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.1% to 3.6% and increased the weighted-average life by 6.0 years	Provided payment changes that will be added to the end of the original loan term

Home Equity Lines	Reduced weighted-average contractual interest rate from 8.3% to 7.5% and increased the weighted-average life by 5.8 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

These loans, segregated by loan segment and concession granted, are presented below for the year ended December 31, 2024:

	Amortized Cost at December 31, 2024
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Hotel/motel	$0	0.00%	$1,954	0.43%
Commercial real estate residential	0	0.00	585	0.12
Commercial real estate nonresidential	7,545	0.87	0	0.00
Dealer floorplans	0	0.00	456	0.54
Commercial other	0	0.00	1,344	0.38
Commercial loans	7,545	0.33	4,339	0.19

Real estate mortgage	1,916	0.18	8,756	0.84
Home equity lines	0	0.00	31	0.02
Residential loans	1,916	0.16	8,787	0.73

Consumer direct	0	0.00	119	0.08
Consumer indirect	0	0.00	311	0.04
Consumer loans	0	0.00	430	0.04

Loans and lease financing	$9,461	0.21%	$13,556	0.30%

	Amortized Cost at December 31, 2024
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Hotel/motel	$0	0.00%	$0	0.00%
Commercial real estate residential	12	0.00	1,036	0.20
Commercial real estate nonresidential	26	0.00	290	0.03
Dealer floorplans	0	0.00	0	0.00
Commercial other	207	0.06	1,333	0.37
Commercial loans	245	0.01	2,659	0.12

Real estate mortgage	865	0.08	0	0.00
Home equity lines	182	0.11	0	0.00
Residential loans	1,047	0.09	0	0.00

Consumer direct	0	0.00	5	0.00
Consumer indirect	0	0.00	62	0.01
Consumer loans	0	0.00	67	0.01

Loans and lease financing	$1,292	0.03%	$2,726	0.06%

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

No charge-offs have resulted from the presented modifications.  We had commitments to extend additional credit in the amount of $41 thousand and $100 thousand at December 31, 2025 and 2024, respectively, on loans that were considered in financial difficulty.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of December 31, 2025.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Hotel/motel	$0	$0	$0	$0
Commercial real estate residential	1,518	0	0	0
Commercial real estate nonresidential	10,980	109	0	0
Dealer floorplans	0	0	0	0
Commercial other	2,021	48	0	34
Real estate mortgage	11,221	1,051	550	158
Home equity lines	497	14	0	162
Consumer direct	62	154	0	0
Consumer indirect	610	143	0	0
Loans to borrowers experiencing financial difficulty	$26,909	$1,519	$550	$354

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the year ended December 31, 2025, there were seven loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Year Ended December 31, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	1	$34
Residential:
Real estate mortgage	6	447
Home equity lines	0	0
Loans to borrowers experiencing financial difficulty	7	$481

	Year Ended December 31, 2024
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial other	4	$305
Residential:
Real estate mortgage	6	847
Loans to borrowers experiencing financial difficulty	10	$1,152
5.  Concentrations of Credit Risk

CTBI’s banking activities include granting commercial, residential, and consumer loans to customers primarily located in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee. CTBI is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions. Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus the ACL are not exceeded.  At December 31, 2025 and 2024, our concentrations of hospitality industry credits were 65% and 64% of Tier 1 capital plus the ACL, respectively.  Lessors of residential buildings and dwellings credits were 53% and 51% for each period end, respectively, and lessors of non-residential buildings credits were 33% and 32% for each period end, respectively.  These percentages are within our internally established limits regarding concentrations of credit.

6.  Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands) December 31	2025	2024
Land and buildings	$89,676	$88,859
Leasehold improvements	5,128	5,068
Furniture, fixtures, and equipment	42,884	41,413
Construction in progress	3,712	2,392
Total premises and equipment	141,400	137,732
Less accumulated depreciation and amortization	(88,789)	(88,102)
Premises and equipment, net	$52,611	$49,630

Depreciation and amortization of premises and equipment for 2025, 2024, and 2023 was $4.0 million, $3.7 million, and $3.6 million, respectively.

7.  Leases

CTBI has three finance leases for property but no material sublease or leasing arrangements for which it is the lessor of property or equipment.  CTBI has operating leases for banking and ATM locations.  These leases have original remaining lease terms of 1 year to 45 years, some of which include options to renew the leases for up to five years.  These options, some of which include variable costs related to rent escalations based on recent financial indices such as the Consumer Price Index which CTBI uses to estimate future rent increases, are included in the calculation of the lease liability and right-of-use asset when management determines it is reasonably certain the option will be exercised.  CTBI determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors.  Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate, on a collateralized basis, over a similar term, at the lease commencement date.  Right-of-use assets are further adjusted for prepaid rent, lease incentives, and initial direct costs, if any.

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Finance lease cost:
Amortization of right-of-use assets – finance leases	$131	$124
Interest on lease liabilities – finance leases	187	158
Total finance lease cost	318	282

Short-term lease cost	88	98

Operating lease cost	2,019	1,880

Total lease cost	2,425	2,260

Sublease income	(292)	(282)

Net lease cost	$2,133	$1,978

Supplemental cash flow information related to CTBI’s operating and finance leases for the years ended December 31, 2025 and 2024 was as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Finance lease – operating cash flows	$156	$130
Finance lease – financing cash flows	$183	$154
Operating lease – operating cash flows (fixed payments)	$1,976	$1,893
Operating lease – operating cash flows (liability reduction)	$1,571	$1,495
New right-of-use assets – operating leases	$1,744	$0
New right-of-use assets – finance leases	$1,050	$0

Weighted average lease term – financing leases	28.11 years	25.16 years
Weighted average lease term – operating leases	12.65 years	13.13 years

Weighted average discount rate – financing leases	5.10%	4.91%
Weighted average discount rate – operating leases	3.75%	3.57%

Maturities of lease liabilities as of December 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$1,968	$230
2027	1,850	233
2028	1,482	237
2029	1,040	241
2030	914	248
Thereafter	7,866	8,243
Total lease payments	15,120	9,432
Less imputed interest	(3,196)	(4,939)
Total	$11,924	$4,493

Maturities of lease liabilities as of December 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$1,790	$157
2026	1,782	167
2027	1,672	174
2028	1,314	179
2029	826	183
Thereafter	7,535	5,887
Total lease payments	14,919	6,747
Less imputed interest	(3,168)	(3,308)
Total	$11,751	$3,439

8.  Deposits

Major classifications of deposits are categorized as follows:

(in thousands) December 31	2025	2024
Noninterest bearing deposits	$1,263,243	$1,242,676
Interest bearing demand deposits	195,458	167,736
Money market deposits	1,877,815	1,781,415
Savings	499,276	511,378
Certificates of deposit and other time deposits	1,553,266	1,366,984
Total deposits	$5,389,058	$5,070,189

Certificates of deposit and other time deposits of $250,000 or more at December 31, 2025 and 2024 were $493.9 million and $396.3 million, respectively.

Maturities of certificates of deposits and other time deposits are presented below:

	Maturities by Period at December 31, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Certificates of deposit and other time deposits	$1,553,266	$1,459,861	$49,582	$20,076	$13,665	$9,654	$428

9.  Borrowings

Short-term debt is categorized as follows:

(in thousands) December 31	2025	2024
Repurchase agreements	$308,799	$240,166
Federal funds purchased	500	500
Total short-term debt	$309,299	$240,666

See note 10 for additional information regarding our repurchase agreements.  All federal funds purchased mature and reprice daily.  The average rates paid for federal funds purchased and repurchase agreements on December 31, 2025 were 3.55% and 3.56%, respectively.

Long-term debt is categorized as follows:

(in thousands) December 31	2025	2024
Junior subordinated debentures, 5.64%, due 6/1/37	$57,841	$57,841
Loan related borrowings, 3.25%, due 9/17/44	5,943	6,175
Total long-term debt	$63,784	$64,016

On March 30, 2007, CTBI issued $61.3 million in junior subordinated debentures to a newly formed unconsolidated Delaware statutory trust subsidiary which in turn issued $59.5 million of capital securities in a private placement to institutional investors.  The debentures, which mature in 30 years but are redeemable at par at CTBI’s option after five years, were issued at a rate of 6.52% until June 1, 2012, and thereafter at a floating rate based on the three-month London Interbank Offered Rate (“LIBOR”) plus 1.59%.  The underlying capital securities were issued at the equivalent rates and terms.  With the elimination of LIBOR, the benchmark replacement rate used is the 3-month CME Term SOFR as adjusted by the relevant spread adjustment, which is 0.26161%, plus 1.59%.  The proceeds of the debentures were used to fund the redemption on April 2, 2007 of all CTBI’s outstanding 9.0% and 8.25% junior subordinated debentures in the total amount of $61.3 million.  In May 2017, CTBI was able to purchase $2.0 million of the junior subordinated debentures in the open market at a purchase price of $1.4 million, resulting in a gain of $0.6 million.  In August 2019, an additional $1.5 million was purchased in the open market at a price of $1.3 million, resulting in a gain of $0.2 million. The junior subordinated debentures will be retained by CTBI until maturity, and CTBI will continue to report the junior subordinated debentures at the net amount outstanding of $57.8 million.

On November 26, 2025, the coupon rate was set at 5.64395% for the March 2, 2026 distribution date, which was based on the 3-month CME Term SOFR rate as of November 26, 2025 of 3.79234% plus 0.26161% spread adjustment plus 1.59%.

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

10.  Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

(in thousands)	Balance Outstanding at Year End	Average Balance Outstanding For the Year Ended	Maximum Balance Outstanding During the Year Ended
December 31, 2025	$308,799	$254,291	$308,799
December 31, 2024	$240,166	$228,645	$240,166

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and provide additional funding to our balance sheet.  Repurchase agreements are transactions whereby we offer to sell to a counterparty an undivided interest in an eligible security at an agreed upon purchase price, and which obligates CTBI to repurchase the security on an agreed upon date at an agreed upon repurchase price plus interest at an agreed upon rate.  Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are reflected in the accompanying consolidated balance sheets. At December 31, 2025 and 2024, we had amounts at risk under repurchase agreements for one customer exceeding 10% of shareholders’ equity with balances of $148.0 million and $98.0 million and weighted average maturities of 4.6 months and 3.2 months, respectively.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $358.1 million and $292.2 million at December 31, 2025 and 2024, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 is presented in the following tables:

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,035	$7	$1,404	$10,042	$29,488
State and political subdivisions	113,867	493	9,878	6,936	131,174
Agency mortgage-backed securities	36,373	0	31,020	65,272	132,665
Asset-backed securities	4,377	0	6,998	4,097	15,472
Total repurchase agreements	$172,652	$500	$49,300	$86,347	$308,799

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$23,240	$11	$7,657	$25,482	$56,390
State and political subdivisions	108,775	489	7,288	3,700	120,252
Agency mortgage-backed securities	17,756	0	34,355	7,091	59,202
Asset-backed securities	4,322	0	0	0	4,322
Total repurchase agreements	$154,093	$500	$49,300	$36,273	$240,166

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis.  The following table presents information regarding repurchase agreements as if it was presented on a net basis as of December 31, 2025 and 2024:

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
December 31, 2025:
Repurchase agreements	$308,799	$0	$308,799	$(308,799)	$0	$0

December 31, 2024:
Repurchase agreements	$240,166	$0	$240,166	$(240,166)	$0	$0

Amounts disclosed for collateral received or posted include cash and securities up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral may exceed the amounts presented.  Refer to note 3 for the total fair value of financial instruments pledged as collateral for repurchase agreements.

11.  Advances from Federal Home Loan Bank

FHLB advances consisted of the following monthly amortizing borrowings at December 31:

(in thousands)	2025	2024
Monthly amortizing	$293	$314
Total FHLB advances	$293	$314

The advances from the FHLB that require monthly principal payments were due for repayment as follows:

	Principal Payments Due by Period at December 31, 2025
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Outstanding advances, weighted average interest rate – 0.04%	$293	$22	$20	$20	$20	$19	$192

At December 31, 2025, our FHLB advances were collateralized by FHLB stock of $5.2 million and a blanket lien on qualifying 1-4 family first mortgage loans. We had a $688.5 million FHLB borrowing capacity with $0.3 million in advances and $141.3 million in letters of credit used for public fund pledging, leaving $546.9 million available for additional advances as of year-end. The advances had fixed interest rates of 0.00% and 2.00% with a weighted average rate of 0.04%.  The advances are subject to restrictions or penalties in the event of prepayment.

12.  Fair Value of Financial Assets and Liabilities

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”).  CTBI uses a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels.  The following is a brief description of each level:

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$235,759	$0	$235,759	$0
State and political subdivisions	266,891	0	266,891	0
Agency mortgage-backed securities	588,262	0	588,262	0
Asset-backed securities	29,807	0	29,807	0
Equity securities at fair value	4,154	0	0	4,154
Mortgage servicing rights	6,751	0	0	6,751

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$341,495	$328,569	$12,926	$0
State and political subdivisions	253,557	0	253,557	0
Agency mortgage-backed securities	409,709	0	409,709	0
Asset-backed securities	50,967	0	50,967	0
Equity securities at fair value	3,781	0	0	3,781
Mortgage servicing rights	7,357	0	0	7,357

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of December 31, 2025 and 2024.  There have been no significant changes in the valuation techniques during the years ended December 31, 2025 and 2024.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

If quoted market prices are not available, the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors.  U.S. Treasury and government agencies, state and political subdivisions, agency mortgage-backed securities, and asset-backed securities are classified as Level 2 inputs.

•	Equity Securities at Fair Value

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5491 and the most recent dividend rate of 1.0379 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	2025		2024
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,781	$7,357	$3,158	$7,665
Total unrealized gains (losses)
Included in net income	373	(18)	623	312
Issues	0	128	0	123
Settlements	0	(716)	0	(743)
Ending balance	$4,154	$6,751	$3,781	$7,357

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$373	$(18)	$623	$312

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income

(in thousands)	2025	2024
Total gains (losses)	$(361)	$192

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$697	$0	$0	$697
Other real estate owned	13	0	0	13

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$8,310	$0	$0	$8,310
Other real estate owned	731	0	0	731

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet.

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There was one fair value adjustment to collateral-dependent loans during the year ended December 31, 2025 totaling $0.4 million.  Fair value adjustments for the year ended December 31, 2024 were $0.1 million.

Other Real Estate Owned

Estimated fair value of OREO is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments to OREO disclosed above for the years ended December 31, 2025 and 2024 were $38 thousand and $63 thousand, respectively.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell.  There were no transfers in or out of Level 3 during 2025 or 2024.  The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2025 and 2024.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,154	Discount cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,751	Discount cash flows	Constant prepayment rate	5.5% - 30.4% (6.5%)
			Cost to service	$67 - $817 ($77)
			Probability of default	0.0% - 100.0% (1.5%)
			Discount rate	9.0% - 11.5% (9.7%)

Collateral-dependent loans	$697	Market comparable properties	Marketability discount	24.2% - 24.2% (24.2%)

Other real estate owned	$13	Market comparable properties	Comparability adjustments	0.0% - 0.0% (0.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,781	Discount cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2025 - Dec 2029 (Dec 2027)

Mortgage servicing rights	$7,357	Discount cash flows	Constant prepayment rate	0.0% - 21.2% (6.6%)
			Cost to service	$0 - $435 ($76)
			Probability of default	0.0% - 100.0% (1.7%)
			Discount rate	9.5% - 12.3% (10.1%)

Collateral-dependent loans	$8,310	Market comparable properties	Marketability discount	11.5% - 18.9% (12.6%)

Other real estate owned	$731	Market comparable properties	Comparability adjustments	10.0% - 58.53% (42.2%)

Fair Value of Financial Instruments

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2025 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,684	$363,684	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,120,719	0	1,120,719	0
Equity securities at fair value	4,154	0	0	4,154
Loans held for sale	211	214	0	0
Loans, net	4,834,773	0	0	4,918,385
Federal Home Loan Bank stock	5,200	0	5,200	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,751	0	0	6,751
Accrued interest receivable	25,957	0	25,957	0

Financial liabilities:
Deposits	$5,389,058	$1,263,243	$3,896,447	$0
Repurchase agreements	308,799	0	308,769	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	293	0	304	0
Long-term debt	63,784	0	60,483	0
Accrued interest payable	8,535	0	8,535	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The following table presents estimated fair value of CTBI’s financial instruments as of December 31, 2024 and indicates the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$369,505	$369,505	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,055,728	328,569	727,159	0
Equity securities at fair value	3,781	0	0	3,781
Loans held for sale	184	188	0	0
Loans, net	4,431,669	0	0	4,166,636
Federal Home Loan Bank stock	5,062	0	5,062	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	7,357	0	0	7,357
Accrued interest receivable	24,758	0	24,758	0

Financial liabilities:
Deposits	$5,070,189	$1,242,676	$3,598,253	$0
Repurchase agreements	240,166	0	0	240,213
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	314	0	322	0
Long-term debt	64,016	0	0	52,394
Accrued interest payable	8,378	0	8,378	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

The reclassification to Level 2 for repurchase agreements and long-term debt resulted from a review of the fair value at December 31, 2025 concluding predominantly observable inputs are used within the discounted cash flow model.  There were no transfers in or out of Level 3 during 2024.

13. Related Party Transactions

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

Activity for related party extensions of credit during 2025, 2024, and 2023 is as follows:

(in thousands)	2025	2024	2023
Related party extensions of credit, beginning of year	$29,157	$35,315	$42,067
New loans and advances on lines of credit	7,143	0	980
Repayments	(6,043)	(1,022)	(7,502)
Net decrease due to changes in related parties	(923)	(5,136)	(230)
Related party extensions of credit, end of year	$29,334	$29,157	$35,315

The aggregate balances of related party deposits at December 31, 2025, 2024, and 2023 were $36.4 million, $29.5 million, and $28.3 million, respectively.

A shareholder in a law firm that provided services to CTBI and our subsidiaries has been a director of CTBI during the years 2025, 2024, and 2023.  Approximately $0.5 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.6 million total, were paid to this law firm during each of the years 2025 and 2024.  Approximately $0.4 million in legal fees and $0.1 million in expenses paid on behalf of CTBI, $0.5 million total, were paid to this law firm during 2023.

14.  Off-Balance Sheet Transactions and Guarantees

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

At December 31, 2025 and 2024, CTBI had the following off-balance sheet financial instruments, whose approximate contract amounts represent additional credit risk to CTBI:

(in thousands)	2025	2024
Standby letters of credit	$37,511	$38,796
Commitments to extend credit	961,429	902,437
Total off-balance sheet financial instruments	$998,940	$941,233

Standby letters of credit represent conditional commitments to guarantee the performance of a third party.  The credit risk involved is essentially the same as the risk involved in making loans.  At December 31, 2025, we maintained a credit loss reserve recorded in other liabilities of approximately $0.1 million relating to these financial standby letters of credit.  The reserve coverage calculation was determined using essentially the same methodology as used for the ACL.  Approximately 70% of the total standby letters of credit are secured, with $26.4 million of the total $37.5 million secured by cash.  Collateral for the remaining secured standby letters of credit varies but is comprised primarily of accounts receivable, inventory, property, equipment, and income-producing properties.

Commitments to extend credit are agreements to originate loans to customers as long as there is no violation of any condition of the contract.  At December 31, 2025, a credit loss reserve recorded in other liabilities of $1.3 million was maintained relating to these commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  A portion of the commitments is to extend credit at fixed rates.  Fixed rate loan commitments at December 31, 2025 of $87.7 million had interest rates ranging predominantly from 4.0% to 8.3% and terms of predominantly 2 years or less.  These credit commitments were based on prevailing rates, terms, and conditions applicable to other loans being made.

15.  Revenue Recognition

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

All revenue streams in the scope of the revenue recognition accounting standard are recognized at a point in time. For more information related to our components of noninterest income, see the consolidated statements of income and comprehensive income.

16.  Employee Benefits

CTBI maintains two separate retirement savings plans, a 401(k) Plan and an Employee Stock Ownership Plan (“ESOP”).

The 401(k) Plan is available for participant contributions to all employees (age 21 and over) who are credited with 90 days of service and for employer matching as described below at one year of service (12 consecutive month period with at least 1,000 hours). Participants in the plan have the option to contribute a percentage of their annual compensation up to the maximum permitted by law.  CTBI matches 100% on the first 3% and 50% on the next 2% of participant contributions, not to exceed 4% of compensation. CTBI may, at our discretion, contribute an additional percentage of covered employees’ compensation.  CTBI’s matching contributions were $1.7 million, $1.4 million, and $1.2 million for the three years ended December 31, 2025, 2024, and 2023, respectively.  The 401(k) Plan owned 304,335, 304,554, and 367,106 shares of CTBI’s common stock at December 31, 2025, 2024, and 2023, respectively.  Substantially all shares owned by the 401(k) Plan were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

The ESOP is available to all employees (age 21 and over) who are credited with one year of service (12 consecutive month period with at least 1,000 hours).  CTBI currently contributes 4% of covered employees’ compensation to the ESOP.  The ESOP uses the contributions to acquire shares of CTBI’s common stock.  CTBI’s contributions to the ESOP were $2.1 million, $2.0 million, and $1.8 million for the three years ended December 31, 2025, 2024, and 2023, respectively.  The ESOP owned 766,780, 760,396, and 772,351 shares of CTBI’s common stock at December 31, 2025, 2024, and 2023, respectively.  Substantially all shares owned by the ESOP were allocated to employee accounts on those dates.  The market price of the shares at the date of allocation is essentially the same as the market price at the date of purchase.

CTBI provides split-dollar life insurance arrangements to qualifying members of senior management.  CTBI’s accrued liabilities for these agreements as of December 31, 2025 and 2024, which are included in other liabilities in the accompanying consolidated balance sheets, were $9.9 million and $8.8 million, respectively.  The costs of this benefit are recorded in the accompanying consolidated statements of income and comprehensive income as a component of officer salaries and employee benefits of $1.1 million, $0.3 million, and $0.6 million in 2025, 2024, and 2023, respectively.

Stock-Based Compensation:

As of December 31, 2025, CTBI maintained one active and one inactive incentive stock ownership plan covering key employees. The 2025 Employee Stock Ownership Incentive Plan (“2025 Plan”) was approved by the Board of Directors and the Shareholders in 2024 and became active on February 1, 2025. The 2025 Plan had 550,000 shares authorized, all of which were available at December 31, 2025. The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2015 Plan was rendered inactive as of February 1, 2025.  The 2006 Stock Ownership Incentive Plan (“2006 Plan”) was approved by the Board of Directors and the Shareholders in 2006.  The 2006 Plan was rendered inactive as of April 28, 2015, and all outstanding options had been exercised under the 2006 Plan as of December 31, 2024. Shares issuable pursuant to awards which were granted under the 2015 Plan on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the 2015 Plan.  The shares of common stock reserved for issuance under the 2015 Plan in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the 2015 Plan may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2025 Plan. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of CTBI’s equity compensation plans as of December 31, 2025:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted Average Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
Stock options	0	0	550	(a)
Restricted stock	(c)	(b)	(a)
Performance units	(d)	(b)	(a)
Stock appreciation rights (“SARs”)	(e)	(b)	(a)
Total			550

(a)
Under the 2025 Plan, 550,000 shares are authorized for issuance; no shares have been issued as of December 31, 2025.  The maximum number of stock options that may be granted to a participant during any calendar year is 100,000 shares.

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

The 2025 Plan became effective on February 1, 2025.  As of December 31, 2025, no shares had been issued under the Plan; therefore, there were 550,000 shares available for future issuance.  The 2015 Plan was rendered inactive as of February 1, 2025; therefore, there were no shares available for future issuance as of December 31, 2025.

There were no stock options granted in 2025, 2024, or 2023.

The 2025 Plan:
There had been no activity for the 2025 Plan as of December 31, 2025.

The 2015 Plan:

There was no stock option activity for the 2015 Plan for the years ended December 31, 2025, 2024, and 2023.

The following table shows restricted stock activity for the 2015 Plan for the years ended December 31, 2025, 2024, and 2023:

December 31	2025		2024		2023
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of year	86,572	$43.45	96,840	$43.75	68,137	$44.13
Granted	38,538	53.53	15,000	41.29	52,865	43.10
Vested	(29,057)	44.26	(22,831)	43.37	(23,372)	43.32
Forfeited	(5,877)	47.00	(2,437)	42.87	(790)	44.87
Outstanding at end of year	90,176	$47.27	86,572	$43.45	96,840	$43.75

The restricted stock grants were issued pursuant to the terms of the 2015 Plan.  The restrictions on these shares of restricted stock lapse ratably over four years, subject to such employee’s continued employment, except for 32,500 shares granted pursuant to management retention restricted stock awards which cliff vest five years from the grant date.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions lapse, and in the event of the participant’s disability, the restrictions lapse on a pro rata basis.  The Compensation Committee has discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.

The 2006 Plan:

There was no restricted stock activity for the 2006 Plan.  All outstanding options had been exercised under the 2006 Plan as of December 31, 2024; therefore, there was no stock option activity for the year 2025.  Stock option activity for the 2006 Plan for the years ended December 31, 2024 and 2023 is summarized as follows:

December 31	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$32.27	20,000	$32.27
Exercised	20,000	32.27	0	0
Outstanding at end of year	0	$0.00	20,000	$32.27

Exercisable at end of year	0	$0.00	20,000	$32.27

The following table shows the intrinsic values of options exercised, exercisable, and outstanding for the 2006 Plan for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Options exercised	$335	$0
Options exercisable	0	232
Outstanding options	0	232

Stock options were issued with a contractual term of 10 years.  The weighted-average remaining contractual term for all options outstanding and exercisable at December 31, 2023 was one year.  There were no outstanding stock options at December 31, 2025 or 2024.

Restricted stock expense for the years ended December 31, 2025, 2024, and 2023 was $1.8 million, $1.4 million, and $1.6 million, respectively, including $0.2 million in dividends paid for each of those periods.  There was no stock option expense recognized during any of the years 2025, 2024, or 2023, as there were no unvested stock option awards.

The following table shows the unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans at December 31, 2025, 2024, and 2023 and the total grant-date fair value of shares vested, cash received from option exercises under all share-based payment arrangements, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the years ended December 31, 2025, 2024, and 2023.

(in thousands)	2025	2024	2023
Unrecognized compensation cost of nonvested share-based compensation arrangements granted under the plan at year-end	$2,475	$2,277	$2,954
Total fair value of shares vested for the year	1,546	954	974
Cash received from option exercises under all share-based payment arrangements for the year	0	645	0
Tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the year	0	84	0

The unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan at December 31, 2025 is expected to be recognized over a weighted-average period of 2.6 years.
17.  Income Taxes

The components of the provision for income taxes are as follows:

(in thousands)	2025	2024	2023
Current federal income tax expense	$24,800	$19,746	$14,954
Current state income tax expense	7,178	5,859	4,901
Deferred federal income tax expense (benefit)	(1,725)	(1,452)	382
Deferred state income tax expense (benefit)	(1,219)	(280)	327
Total income tax expense	$29,034	$23,873	$20,564

A reconciliation of income tax expense at the statutory rate to our actual income tax expense for 2025 is shown below:

(in thousands)	2025
Computed at the statutory rate	$26,689	21.00%
State income taxes, net of federal benefit (1)	4,840	3.81
Low-income housing and historic tax credits	(1,074)	(0.85)
Work opportunity tax credits	(88)	(0.07)
State tax credits (1)	(132)	(0.10)
Nontaxable and nondeductible items	(592)	(0.47)
Other	(609)	(0.48)
Total	$29,034	22.84%

(1)	Commonwealth of Kentucky makes up the majority (more than 50%) of total state taxes and state tax credits.

The following table presents income taxes paid (net of refunds received):

(in thousands)	2025
Federal	$22,000
State and local
Kentucky	5,225
Other	1,281
Income taxes paid	$28,506

A reconciliation of income tax expense at the statutory rate to our actual income tax expense for the years 2024 and 2023 is shown below:

(in thousands)	2024		2023
Computed at the statutory rate	$22,404	21.00%	$20,699	21.00%
Adjustments resulting from:
Tax-exempt interest	(353)	(0.33)	(637)	(0.65)
Housing and new markets credits	(1,292)	(1.21)	(3,205)	(3.25)
Bank owned life insurance	(831)	(0.78)	(496)	(0.50)
ESOP dividend deduction	(276)	(0.26)	(259)	(0.26)
Stock option exercises and restricted stock vesting	(73)	(0.07)	(8)	(0.01)
State income taxes	4,407	4.13	4,131	4.19
Split dollar life insurance	58	0.06	126	0.13
Other	(171)	(0.16)	213	0.21
Total	$23,873	22.38%	$20,564	20.86%

The components of the net deferred tax asset as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31 2025	December 31 2024
Deferred tax assets:
Allowance for credit losses	$15,003	$13,715
Interest on nonaccrual loans	450	451
Accrued expenses	2,995	2,150
Unrealized losses on AFS securities	21,512	32,665
Allowance for other real estate owned	22	22
Lease liabilities	4,093	3,790
Limited partnership investments	4	78
Other	1,425	937
Total deferred tax assets	45,504	53,808

Deferred tax liabilities:
Depreciation and amortization	(15,166)	(15,207)
FHLB stock dividends	(1)	(12)
Loan fee income	(1,813)	(1,888)
Mortgage servicing rights	(1,683)	(1,836)
Right of use assets	(3,848)	(3,589)
Other	(2,137)	(2,211)
Total deferred tax liabilities	(24,648)	(24,743)

Net deferred tax asset	$20,856	$29,065

Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  CTBI determines deferred income taxes using the asset and liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On January 1, 2024, CTBI adopted ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures.

As a result of the implementation of this ASU, we recorded a cumulative effect impact that reduced retained earnings by $2.0 million at January 1, 2024.  Additionally, we had a decrease in amortization expense, recognized in other direct expenses, that totaled $2.6 million for the year ended December 31, 2023.  The amortization expense included in income tax expense was $2.9 million and $3.0 million for the years ended December 31, 2025 and 2024, respectively.  The amount of income tax credits and other tax benefits recognized was $4.0 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively.  The amortization, income tax credits, and other tax benefits recognized were included in income tax expense on the consolidated statement of income and in net income on the consolidated statement of cash flows.  We had $19.8 million and $16.1 million in tax investments at December 31, 2025 and 2024, respectively, included in other assets on the consolidated balance sheet.  There were no non-income tax related activities or other returns received that were recognized outside of income tax expense and the consolidated statement of income and the consolidated statement of cash flows.  There were also no significant modifications or events that resulted in a change in the nature of the investment or change in the relationship with the underlying projects.  No investment income or loss was included in pre-tax income, and no impairment was recognized during the quarter or year to date resulting from the forfeiture or ineligibility of income tax credits or other circumstances.  At December 31, 2025, there was $6.1 million in unfunded commitments. Of the amount outstanding, the contribution schedule was as follows:

(in thousands) Amount due in:	Unfunded Commitments
2026	$1,008
2027	2,405
2028	1,610
2029	369
2030	186
After	537

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  CTBI has no uncertain tax positions.

With a few exceptions, CTBI is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022, and state and local income tax examinations by tax authorities for years before 2021.  For federal tax purposes, CTBI recognizes interest and penalties on income taxes as a component of income tax expense.  CTBI files consolidated income tax returns with our subsidiaries.

The One Big Beautiful Bill Act, enacted July 4, 2025, introduces new regulatory, compliance, and tax provisions affecting financial institutions.  CTBI has assessed these changes and determined that they will not have a material impact on our operations, products, or financial statements.

18.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands except per share data) Year Ended December 31	2025	2024	2023
Numerator:
Net income	$98,058	$82,813	$78,004

Denominator:
Basic earnings per share:
Weighted average shares	18,013	17,950	17,887
Diluted earnings per share:
Dilutive effect of equity grants	31	27	13
Adjusted weighted average shares	18,044	17,977	17,900

Earnings per share:
Basic earnings per share	$5.44	$4.61	$4.36
Diluted earnings per share	$5.43	$4.61	$4.36

There were no options to purchase common shares that were excluded from the diluted calculations above for the years ended December 31, 2025, 2024, and 2023.  Unvested restricted stock grants were used in the calculation of diluted earnings per share based on the treasury method.

19.  Accumulated Other Comprehensive Income (Loss)

The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31, 2025, 2024, and 2023 and amounts reclassified to earnings during these periods.

(in thousands) Year Ended December 31	2025	2024	2023
Beginning balance	$(98,369)	$(103,321)	$(129,152)

Unrealized holding gains on debt securities AFS	44,704	6,607	36,863
Tax expense	11,154	1,649	11,029
Unrealized holding gains on debt securities AFS, net of tax	33,550	4,958	25,834

Reclassification adjustments for realized gains included in securities	2	8	4
Tax expense	1	2	1
Reclassification adjustments for realized gains included in securities, net of tax	1	6	3

Other comprehensive income	33,549	4,952	25,831

Ending balance	$(64,820)	$(98,369)	$(103,321)

20.  Commitments and Contingencies

CTBI and our subsidiaries, and from time to time, our officers, are named defendants in legal actions arising from ordinary business activities.  Management, after consultation with legal counsel, believes any pending actions at December 31, 2025 are without merit or that the ultimate liability, if any, will not materially affect our consolidated financial position or results of operations.

21.  Regulatory Matters

CTBI’s principal source of funds is dividends received from our banking subsidiary, CTB.  Regulations limit the amount of dividends that may be paid by CTB without prior approval.  During 2026, approximately $113.6 million plus any 2026 net profits can be paid by CTB without prior regulatory approval.

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

CTBI and CTB must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes.  On October 29, 2019, federal banking regulators adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (the “CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018.  Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which includes CTB and CTBI) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework.  The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. Accordingly, a qualifying community banking organization that has a community bank leverage ratio greater than 9% will be considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements. Management elected to use the CBLR framework for CTBI and CTB. CTBI’s and CTB’s CBLR ratios as of December 31, 2025 and 2024 are disclosed below.

Consolidated Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CBLR	$911,401	13.64%	$601,284	9.00%

As of December 31, 2024:
CBLR	$847,280	13.76%	$554,207	9.00%

Community Trust Bank, Inc.’s Capital Ratios

	Actual		For Capital Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CBLR	$876,151	13.19%	$597,937	9.00%

As of December 31, 2024:
CBLR	$813,737	13.29%	$551,141	9.00%

22.  Parent Company Financial Statements

Condensed Balance Sheets

(in thousands) December 31	2025	2024
Assets:
Cash on deposit	$2,519	$2,797
Investment in and advances to subsidiaries	913,090	814,196
Goodwill	4,973	4,973
Premises and equipment, net	205	307
Deferred tax asset	1,111	450
Other assets	52	128
Total assets	$921,950	$822,851

Liabilities and shareholders’ equity:
Long-term debt	$61,341	$61,341
Other liabilities	4,537	3,926
Total liabilities	65,878	65,267

Shareholders’ equity	856,072	757,584

Total liabilities and shareholders’ equity	$921,950	$822,851

Condensed Statements of Income and Comprehensive Income

(in thousands) Year Ended December 31	2025	2024	2023
Income:
Dividends from subsidiaries	$39,368	$36,405	$29,931
Other income	1,241	1,173	1,400
Total income	40,609	37,578	31,331

Expenses:
Interest expense	3,798	4,410	4,287
Depreciation expense	204	201	125
Other expenses	6,525	4,706	4,718
Total expenses	10,527	9,317	9,130

Income before income taxes and equity in undistributed income of subsidiaries	30,082	28,261	22,201
Income tax benefit	(2,631)	(2,394)	(2,012)
Income before equity in undistributed income of subsidiaries	32,713	30,655	24,213
Equity in undistributed income of subsidiaries	65,345	52,158	53,791

Net income	$98,058	$82,813	$78,004

Condensed Statements of Cash Flows

(in thousands) Year Ended December 31	2025	2024	2023
Cash flows from operating activities:
Net income	$98,058	$82,813	$78,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204	201	125
Equity in undistributed earnings of subsidiaries	(65,345)	(52,158)	(53,791)
Deferred taxes	(661)	(16)	(174)
Stock-based compensation	1,774	1,354	1,576
Gains on sale of assets, net	0	0	(48)
Changes in:
Other assets	76	(79)	4,758
Other liabilities	376	(593)	1,039
Net cash provided by operating activities	34,482	31,522	31,489

Cash flows from investing activities:
Net purchases of premises and equipment	(102)	(271)	(229)
Proceeds from sale and retirement of premises and equipment	0	0	48
Net cash used in investing activities	(102)	(271)	(181)

Cash flows from financing activities:
Issuance of common stock	1,324	1,770	1,129
Dividends paid	(35,982)	(33,407)	(32,187)
Net cash used in financing activities	(34,658)	(31,637)	(31,058)

Net increase (decrease) in cash and cash equivalents	(278)	(386)	250
Cash and cash equivalents at beginning of year	2,797	3,183	2,933
Cash and cash equivalents at end of year	$2,519	$2,797	$3,183

23.  Segment Reporting

CTBI is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including CTB and Community Trust and Investment Company.  As a community-oriented financial institution, the majority of CTBI’s operations consist of commercial and personal banking services.  Management analyzed the operation of CTBI and determined it has one reportable segment, community banking services.  CTBI, through our operating subsidiaries, offers a wide range of consumer and commercial community banking services.  Our chief operating decision maker is CTBI’s chief executive officer (“CEO”).  The CEO uses net income to allocate resources in the annual budget and forecasting process and considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the reportable segment.  The CEO uses net interest income and noninterest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating product offerings and pricing.  The following tables present information about reported segment revenue, measures of a segment’s profit or loss, and significant segment expenses for the years ended December 31, 2025, 2024, and 2023, and measure of a segment’s assets as of December 31, 2025 and 2024.  CTBI does not allocate all holding company expenses, income taxes, or unusual items to the reportable segment.  Accounting policies for the segment are the same as described in note 1 above.  All operations of CTBI are domestic.  The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Year Ended December 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$304,553	$0	$0	$304,553
Interest and dividends on securities:	0	0	0
Taxable	23,667	0	0	23,667
Tax exempt	2,450	0	0	2,450
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	749	0	0	749
Interest on Federal Reserve Bank deposits	13,908	0	0	13,908
Other, including interest on federal funds sold	279	113	0	392
Total interest income	345,606	113	0	345,719

Interest expense:
Interest on deposits	112,747	0	0	112,747
Interest on repurchase agreements and federal funds purchased	10,012	0	0	10,012
Interest on advances from Federal Home Loan Bank	12	0	0	12
Interest on long-term debt	390	3,798	(218)	3,970
Total interest expense	123,161	3,798	(218)	126,741

Net interest income	222,445	(3,685)	218	218,978
Provision for credit losses	12,436	0	0	12,436
Net interest income after provision for credit losses	210,009	(3,685)	218	206,542

Noninterest income:
Deposit related fees	29,840	0	0	29,840
Gains on sales of loans, net	320	0	0	320
Trust and wealth management income	17,332	0	(560)	16,772
Loan related fees	4,043	0	0	4,043
Bank owned life insurance	4,460	0	0	4,460
Brokerage revenue	2,130	0	0	2,130
Securities gains (losses)	375	0	0	375
Dividend and undistributed income from subsidiaries	0	104,600	(104,600)	0
Other noninterest income	6,861	1,241	(2,425)	5,677
Total noninterest income	65,361	105,841	(107,585)	63,617

Noninterest expense:
Officer salaries and employee benefits	17,000	3,545	(884)	19,661
Other salaries and employee benefits	65,818	920	(920)	65,818
Occupancy, net	10,184	0	0	10,184
Equipment	3,132	204	(274)	3,062
Data processing	14,371	42	(1,776)	12,637
Taxes other than property and payroll	2,353	0	0	2,353
Legal fees	1,327	228	0	1,555
Professional fees	5,457	415	(3,137)	2,735
Advertising and marketing	3,141	26	0	3,167
FDIC insurance	2,825	0	0	2,825
Other real estate owned provision and expense	313	0	0	313
Repossession expense	1,154	0	0	1,154
Other noninterest expense	16,854	1,349	(600)	17,603
Total noninterest expense	143,929	6,729	(7,591)	143,067

Income before income taxes	131,441	95,427	(99,776)	127,092
Income taxes	31,665	(2,631)	0	29,034
Net income	$99,776	$98,058	$(99,776)	$98,058

(in thousands) Year Ended December 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$274,619	$0	$0	$274,619
Interest and dividends on securities:
Taxable	24,953	0	0	24,953
Tax exempt	2,553	0	0	2,553
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	783	0	0	783
Interest on Federal Reserve Bank deposits	10,101	0	0	10,101
Other, including interest on federal funds sold	301	133	0	434
Total interest income	313,310	133	0	313,443

Interest expense:
Interest on deposits	112,516	0	0	112,516
Interest on repurchase agreements and federal funds purchased	10,393	0	0	10,393
Interest on advances from Federal Home Loan Bank	16	0	0	16
Interest on long-term debt	365	4,410	(252)	4,523
Total interest expense	123,290	4,410	(252)	127,448

Net interest income	190,020	(4,277)	252	185,995
Provision for credit losses	10,951	0	0	10,951
Net interest income after provision for credit losses	179,069	(4,277)	252	175,044

Noninterest income:
Deposit related fees	29,824	0	0	29,824
Gains on sales of loans, net	294	0	0	294
Trust and wealth management income	14,921	0	0	14,921
Loan related fees	4,957	0	0	4,957
Bank owned life insurance	5,236	0	0	5,236
Brokerage revenue	2,272	0	0	2,272
Securities gains (losses)	631	0	0	631
Dividend and undistributed income from subsidiaries	0	88,430	(88,430)	0
Other noninterest income	5,540	1,173	(2,283)	4,430
Total noninterest income	63,675	89,603	(90,713)	62,565

Noninterest expense:
Officer salaries and employee benefits	15,107	2,039	(830)	16,316
Other salaries and employee benefits	63,111	873	(873)	63,111
Occupancy, net	9,440	2	0	9,442
Equipment	2,746	201	(185)	2,762
Data processing	11,152	20	0	11,172
Taxes other than property and payroll	1,754	0	0	1,754
Legal fees	906	184	0	1,090
Professional fees	2,581	441	(239)	2,783
Advertising and marketing	3,078	52	0	3,130
FDIC insurance	2,586	0	0	2,586
Other real estate owned provision and expense	152	0	0	152
Repossession expense	1,089	0	0	1,089
Other noninterest expense	14,597	1,095	(156)	15,536
Total noninterest expense	128,299	4,907	(2,283)	130,923

Income before income taxes	114,445	80,419	(88,178)	106,686
Income taxes	26,267	(2,394)	0	23,873
Net income	$88,178	$82,813	$(88,178)	$82,813

(in thousands) Year Ended December 31, 2023	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$230,844	$0	$0	$230,844
Interest and dividends on securities:
Taxable	27,263	0	0	27,263
Tax exempt	2,678	0	0	2,678
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	759	0	0	759
Interest on Federal Reserve Bank deposits	6,831	0	0	6,831
Other, including interest on federal funds sold	146	129	0	275
Total interest income	268,521	129	0	268,650

Interest expense:
Interest on deposits	81,167	0	0	81,167
Interest on repurchase agreements and federal funds purchased	8,994	0	0	8,994
Interest on advances from Federal Home Loan Bank	1,004	0	0	1,004
Interest on long-term debt	333	4,286	(244)	4,375
Total interest expense	91,498	4,286	(244)	95,540

Net interest income	177,023	(4,157)	244	173,110
Provision for credit losses	6,811	0	0	6,811
Net interest income after provision for credit losses	170,212	(4,157)	244	166,299

Noninterest income:
Deposit related fees	29,935	0	0	29,935
Gains on sales of loans, net	395	0	0	395
Trust and wealth management income	13,025	0	0	13,025
Loan related fees	3,792	0	0	3,792
Bank owned life insurance	3,517	0	0	3,517
Brokerage revenue	1,473	0	0	1,473
Securities gains (losses)	996	0	0	996
Dividend and undistributed income from subsidiaries	0	83,593	(83,593)	0
Other noninterest income	5,551	1,400	(2,425)	4,526
Total noninterest income	58,684	84,993	(86,018)	57,659

Noninterest expense:
Officer salaries and employee benefits	13,766	2,511	(1,071)	15,206
Other salaries and employee benefits	58,505	826	(826)	58,505
Occupancy, net	8,900	0	0	8,900
Equipment	2,943	125	(125)	2,943
Data processing	9,711	15	0	9,726
Taxes other than property and payroll	1,706	0	0	1,706
Legal fees	1,008	123	0	1,131
Professional fees	2,083	383	(247)	2,219
Advertising and marketing	3,191	23	0	3,214
FDIC insurance	2,483	0	0	2,483
Other real estate owned provision and expense	350	0	0	350
Repossession expense	531	0	0	531
Other noninterest expense	17,795	838	(157)	18,476
Total noninterest expense	122,972	4,844	(2,426)	125,390

Income before income taxes	105,924	75,992	(83,348)	98,568
Income taxes	22,576	(2,012)	0	20,564
Net income	$83,348	$78,004	$(83,348)	$78,004

The following tables present other segment disclosures:

(thousands) Year Ended December 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$3,934	$204	$0	$4,138
Amortization of operating lease right-of-use assets	1,615	0	0	1,615
Significant non-cash items:
Provision for credit losses	12,436	0	0	12,436
Change in cash surrender value of bank owned life insurance	3,086	0	0	3,086
Expenditures for long-lived assets	7,501	102	0	7,603

(thousands) Year Ended December 31, 2024	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$3,622	$201	$0	$3,823
Amortization of operating lease right-of-use assets	1,180	0	0	1,180
Significant non-cash items:
Provision for credit losses	10,951	0	0	10,951
Change in cash surrender value of bank owned life insurance	3,995	0	0	3,995
Expenditures for long-lived assets	7,807	271	0	8,078

(thousands) Year Ended December 31, 2023	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$3,666	$125	$0	$3,791
Amortization of operating lease right-of-use assets	1,560	0	0	1,560
Significant non-cash items:
Provision for credit losses	6,811	0	0	6,811
Change in cash surrender value of bank owned life insurance	2,361	0	0	2,361
Expenditures for long-lived assets	6,093	229	0	6,322

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets:

(in thousands)	December 31 2025	December 31 2024
Assets
Community banking services assets	$6,677,134	$6,186,519
Holding company assets	921,950	822,851
Elimination of subsidiary and parent cash and intercompany receivables	(3,706)	(3,780)
Elimination of investment in subsidiaries	(911,240)	(812,345)
Consolidated total assets	$6,684,138	$6,193,245

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Community Trust Bancorp, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Certain Loan Portfolio Segments

As described in Note 1 to the Company’s consolidated financial statements, the Company estimates an allowance for credit losses (“ACL”) on loans on a collective (pool) basis using the discounted cash flow method when the loans share similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis. The Company’s methodology for estimating the ACL also includes consideration for qualitative loss factors.  Each qualitative loss factor is given a risk weighting that is applied to determine the relevant adjustment to the ACL. Management uses significant judgment in determining the appropriate qualitative loss factors to be considered and the extent of their impact on the ACL estimate. As described in Note 4 to the Company’s consolidated financial statements, the Company’s ACL on loans was $60.2 million as of December 31, 2025.

We identified management’s assessment of the following qualitative loss factors used to estimate the ACL as a critical audit matter: (i) economic conditions, (ii) delinquency trends within the commercial real estate nonresidential and consumer indirect loan segments, and (iii) changes in the value of underlying collateral within the commercial real estate nonresidential and consumer indirect loan segments. Auditing these estimates involved especially subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain internal controls over the assessment of these qualitative loss factors and resulting adjustment to the ACL.
•
Evaluating the reasonableness of management’s judgments involved in determining risk weighting for these qualitative loss factors, including assessing the consistency of management’s application of its underlying framework and assessing for potential contradictory evidence.

•
Evaluating the relevance and reliability of the external data sources used by management related to the qualitative loss factor assessment for: (i) economic conditions, and (ii) changes in the value of underlying collateral within the commercial real estate nonresidential loan segment.

•
Testing the completeness and accuracy of the internal data sources used by management related to the qualitative loss factor assessment for: (i) delinquency trends within the commercial real estate nonresidential and consumer indirect loan segments, and (ii) changes in the value of underlying collateral qualitative loss factor within the consumer indirect loan segment.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2025.

Grand Rapids, Michigan
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on Internal Control over Financial Reporting

We have audited Community Trust Bancorp, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Grand Rapids, Michigan
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Board of Directors, and Audit Committee
Community Trust Bancorp, Inc.
Pikeville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Community Trust Bancorp, Inc. (Company) as of December 31, 2024, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

 /s/ Forvis Mazars, LLP
We served as the Company’s auditor from 2006 to 2025.

Louisville, Kentucky
February 28, 2025

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2025, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of December 31, 2025 were effective in ensuring material information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2025.

There were no changes in CTBI’s internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the control criteria in the 2013 COSO Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, we have concluded that CTBI’s internal control over financial reporting is effective as of December 31, 2025.

The effectiveness of CTBI’s internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm that audited CTBI’s consolidated financial statements included in this annual report.

February 27, 2026	/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Item 9B.	Other Information

(a)	Information required to be disclosed in a report on Form 8-K None

(b)	Insider trading arrangements

During the quarter ended December 31, 2025, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to equity compensation plans under which common shares of CTBI are authorized for issuance to officers or employees in exchange for consideration in the form of services provided to CTBI and/or our subsidiaries.  At December 31, 2025, CTBI maintained one active and one inactive incentive stock ownership plans covering key employees.  The 2025 Employee Stock Ownership Incentive Plan (“2025 Plan”) was approved by the Board of Directors and the Shareholders in 2024 and became active on February 1, 2025.  The 2025 Plan had 550,000 shares authorized, all of which were available at December 31, 2025.  The 2015 Stock Ownership Incentive Plan (“2015 Plan”) was approved by the Board of Directors and the Shareholders in 2015.  The 2015 Plan was rendered inactive as of February 1, 2025.  Shares issuable pursuant to awards which were granted under the 2015 Plan on or before their respective expiration or termination dates will be issued from the remaining shares reserved for issuance under the 2015 Plan.  The shares of common stock reserved for issuance under the 2015 Plan in excess of the number of shares as to which options or other benefits are awarded thereunder, and any shares as to which options or other benefits granted under the 2015 Plan may lapse, expire, terminate, or be canceled, will not be reserved and available for issuance or reissuance under the 2025 Plan.

	A	B	C
Plan Category (shares in thousands)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Price	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	0	--	550
Equity compensation plans not approved by shareholders	0	--	0

Total			550

Additional information regarding CTBI’s equity compensation plans can be found in notes 1 and 16 to the consolidated financial statements contained herein.

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (BDO USA, P.C., Grand Rapids, Michigan, PCAOB ID 243)
Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, Louisville, Kentucky, PCAOB ID 686)

2.  Financial Statement Schedules

All required financial statement schedules for CTBI have been included in this Form 10-K in the consolidated financial statements or the related footnotes.

3.  Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}

3.2	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}

3.3	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to Exhibit 3.1 of current report on Form 8-K filed January 30, 2008}

4.1	Description of CTBI’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 {incorporated by reference to Exhibit 4.1 of Form 10-K for the fiscal year ended December 31, 2021}

10.1*	Community Trust Bancorp, Inc. Employee Stock Ownership Plan (effective January 1, 2007) {incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended December 31, 2006}

10.2*
Community Trust Bancorp, Inc. Savings and Employee Stock Ownership Plan (Amendment Number One effective January 1, 2002, Amendment Number Two effective January 1, 2004, Amendment Number Three effective March 28, 2005, and Amendment Number Four effective January 1, 2006) {incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended December 31, 2006}

10.3*
Form of Severance Agreement between Community Trust Bancorp, Inc. and executive officers (currently in effect with respect to twelve executive officers) {incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended December 31, 2001}

10.4*	Community Trust Bancorp, Inc. 2015 Stock Ownership Incentive Plan {incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14A filed March 20, 2015}

10.5*	Restricted Stock Agreement {incorporated by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 31, 2011}

10.6*	Community Trust Bancorp, Inc. 2025 Stock Ownership Incentive Plan {incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14A filed March 18, 2024}

10.7*	Senior Management Incentive Compensation Plan (2026) {incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed January 28, 2026}

10.8*	Employee Incentive Compensation Plan (2026) {incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed January 28, 2026}

10.9*	Community Trust Bancorp, Inc. 2024 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.21 of current report on Form 8-K filed January 25, 2024}

10.10*	Community Trust Bancorp, Inc. 2025 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed January 29, 2025}

10.11*	Community Trust Bancorp, Inc. 2026 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed January 28, 2026}

19.1*	Community Trust Bancorp, Inc. and Community Trust Bank, Inc. Insider Trading Policy {incorporated herein by reference to Exhibit 19.1 of Form 10-K for the fiscal year ended December 31, 2024}

21+	Subsidiaries of the Registrant

23.1+	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

23.2+	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer (Mark A. Gooch, Chairman, President, and Chief Executive Officer)

31.2+	Certification of Principal Financial Officer (Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer)

32.1++	Certification of Mark A. Gooch, Chairman, President, and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++
Certification of Kevin J. Stumbo, Executive Vice President, Chief Financial Officer, and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Community Trust Bancorp, Inc. Policy for the Recovery of Erroneously Awarded Compensation {incorporated by reference to Exhibit 97 of Form 10-K for the fiscal year ended December 31, 2023}

99.1	Community Trust Bancorp, Inc. Dividend Reinvestment Plan, as amended December 20, 2013 {incorporated by reference to registration statement no. 333-193011}

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

COMMUNITY TRUST BANCORP, INC.

February 27, 2026	By:	/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2026	/s/ Mark A. Gooch	Chairman, President, and Chief Executive Officer
Mark A. Gooch

February 27, 2026	/s/ Eugenia “Crit” Luallen	Vice Chairman and Lead Independent Director
Eugenia “Crit” Luallen

February 27, 2026	/s/ Kevin J. Stumbo	Executive Vice President, Chief Financial Officer, and Treasurer
Kevin J. Stumbo

February 27, 2026	/s/ David L. Baird	Director
David L. Baird

February 27, 2026	/s/ Ina Michelle Matthews	Director
Ina Michelle Matthews

February 27, 2026	/s/ James E. McGhee, II	Director
James E. McGhee II

February 27, 2026	/s/ Franky Minnifield	Director
Franky Minnifield

February 27, 2026	/s/ Jefferson F. Sandlin	Director
Jefferson F. Sandlin

February 27, 2026	/s/ Anthony W. St. Charles	Director
Anthony W. St. Charles

February 27, 2026	/s/ Chad C. Street	Director
Chad C. Street

February 27, 2026	/s/ Lillian (Kay) Webb	Director
Lillian (Kay) Webb