Form 10-Q
period 2026-03-31
COMMUNITY TRUST BANCORP INC /KY/
filed 2026-05-08
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✔

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock – 18,163,721 shares outstanding at April 30, 2026

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Community Trust Bancorp, Inc.’s (“CTBI”) actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, prevailing inflation and interest rates, realized gains from sales of investments, gains from asset sales, and losses on commercial lending activities; the effects of epidemics, pandemics, or other infectious disease outbreaks; results of various investment activities; the effects of competitors’ pricing policies, changes in laws and regulations, competition, and demographic changes on target market populations’ savings and financial planning needs; industry changes in information technology systems on which we are highly dependent; failure of acquisitions to produce revenue enhancements or cost savings at levels or within the time frames originally anticipated or unforeseen integration difficulties; the resolution of legal proceedings and related matters; and such other factors as discussed throughout this quarterly report on Form 10-Q, CTBI’s annual report on Form 10-K for the year ended December 31, 2025, and other documents subsequently filed by CTBI with the Securities and Exchange Commission.  In addition, the banking industry in general is subject to various monetary, operational, and fiscal policies and regulations, which include, but are not limited to, those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and state regulators, whose policies, regulations, and enforcement actions could affect CTBI’s results.  These statements are representative only on the date hereof, and CTBI undertakes no obligation to update any forward-looking statements made.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The accompanying information has not been audited by our independent registered public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period.  All such adjustments are of a normal and recurring nature.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2025 for further information in this regard.

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) March 31 2026	December 31 2025
Assets:
Cash and due from banks	$91,572	$62,851
Interest bearing deposits	267,083	300,833
Cash and cash equivalents	358,655	363,684

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,178,719 and $1,206,938, respectively)	1,088,205	1,120,719
Equity securities at fair value	3,666	4,154
Loans held for sale	73	211

Loans	4,990,821	4,894,942
Allowance for credit losses	(61,321)	(60,169)
Net loans	4,929,500	4,834,773

Premises and equipment, net	53,114	52,611
Operating right-of-use assets	11,146	11,543
Finance right-of-use assets	3,853	3,890
Federal Home Loan Bank stock	5,200	5,200
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	123,482	123,274
Mortgage servicing rights	6,728	6,751
Other real estate owned	3,348	3,066
Deferred tax asset	20,980	20,856
Accrued interest receivable	25,591	25,957
Other assets	37,005	36,827
Total assets	$6,741,168	$6,684,138

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,262,835	$1,263,243
Interest bearing	4,171,385	4,125,815
Total deposits	5,434,220	5,389,058

Repurchase agreements	298,721	308,799
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	288	293
Long-term debt	63,724	63,784
Operating lease liabilities	11,505	11,924
Finance lease liabilities	4,490	4,493
Accrued interest payable	11,567	8,535
Other liabilities	44,908	40,680
Total liabilities	5,869,923	5,828,066

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2026 – 18,155,771; 2025 – 18,115,847	90,781	90,581
Capital surplus	236,998	236,423
Retained earnings	611,510	593,888
Accumulated other comprehensive loss, net of tax	(68,044)	(64,820)
Total shareholders’ equity	871,245	856,072

Total liabilities and shareholders’ equity	$6,741,168	$6,684,138

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended March 31
(in thousands except per share data)	2026	2025
Interest income:
Interest and fees on loans, including loans held for sale	$77,851	$72,736
Interest and dividends on securities
Taxable	6,782	5,775
Tax exempt	610	617
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	171	188
Interest on Federal Reserve Bank deposits	2,242	2,648
Other, including interest on federal funds sold	99	90
Total interest income	87,755	82,054

Interest expense:
Interest on deposits	25,447	27,458
Interest on repurchase agreements and federal funds purchased	2,599	2,318
Interest on long-term debt	927	1,011
Total interest expense	28,973	30,787

Net interest income	58,782	51,267
Provision for credit losses	2,311	3,568
Net interest income after provision for credit losses	56,471	47,699

Noninterest income:
Deposit related fees	7,155	6,822
Gains on sales of loans, net	51	47
Trust and wealth management income	4,462	3,981
Loan related fees	1,039	965
Bank owned life insurance revenue	1,714	1,035
Brokerage revenue	520	494
Securities gains (losses)	(488)	480
Other noninterest income	961	1,073
Total noninterest income	15,414	14,897

Noninterest expense:
Officer salaries and employee benefits	4,798	4,397
Other salaries and employee benefits	17,307	15,721
Occupancy, net	2,882	2,751
Equipment	817	689
Data processing	2,955	2,859
Taxes other than property and payroll	617	529
Legal fees	450	560
Professional fees	714	665
Advertising and marketing	700	673
FDIC insurance	744	689
Other real estate owned provision and expense	45	61
Repossession expense	378	193
Other noninterest expense	4,130	4,421
Total noninterest expense	36,537	34,208

Income before income taxes	35,348	28,388
Income taxes	8,156	6,416
Net income	$27,192	$21,972

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(4,295)	16,395
Tax expense (benefit)	(1,071)	4,091
Other comprehensive income (loss), net of tax	(3,224)	12,304
Comprehensive income	$23,968	$34,276

Basic earnings per share	$1.51	$1.22
Diluted earnings per share	$1.50	$1.22

Weighted average shares outstanding-basic	18,049	17,995
Weighted average shares outstanding-diluted	18,080	18,022

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2025	18,115,847	$90,581	$236,423	$593,888	$(64,820)	$856,072
Net income				27,192		27,192
Other comprehensive income (loss)					(3,224)	(3,224)
Cash dividends declared ($0.53 per share)				(9,570)		(9,570)
Issuance of common stock	30,650	153	172			325
Issuance of restricted stock	34,175	172	(172)			0
Vesting of restricted stock	(24,901)	(125)	125			0
Stock-based compensation			450			450
Balance, March 31, 2026	18,155,771	$90,781	$236,998	$611,510	$(68,044)	$871,245

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				21,972		21,972
Other comprehensive income (loss)					12,304	12,304
Cash dividends declared ($0.47 per share)				(8,461)		(8,461)
Issuance of common stock	30,802	154	122			276
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(25,498)	(127)	127			0
Stock-based compensation			497			497
Balance, March 31, 2025	18,101,765	$90,510	$234,355	$545,372	$(86,065)	$784,172

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$27,192	$21,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,087	957
Amortization of operating lease right-of-use assets	397	439
Deferred tax expense	947	433
Stock-based compensation	503	544
Provision for credit losses	2,311	3,568
Gains on sale of mortgage loans held for sale	(51)	(47)
Fair value adjustments in equity securities	488	(480)
Losses on sale of assets, net	18	22
Proceeds from sale of mortgage loans held for sale	2,020	1,829
Funding of mortgage loans held for sale	(1,853)	(1,618)
Amortization of securities premiums and discounts, net	539	584
Change in cash surrender value of bank owned life insurance	(1,354)	(701)
Payment of operating lease liabilities	(419)	(449)
Interest expense on finance lease liabilities	54	40
Fair value adjustment in mortgage servicing rights:	45	284
Changes in:
Accrued interest receivable	366	726
Other assets	(178)	555
Accrued interest payable	3,032	2,521
Other liabilities	4,335	5,403
Net cash provided by operating activities	39,479	36,582

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(75,067)	(52,786)
Proceeds from prepayments, calls, and maturities of AFS securities	102,747	115,773
Change in loans, net	(97,522)	(152,720)
Purchase of premises and equipment	(1,553)	(2,077)
Purchase of Federal Home Loan Bank stock	0	0
Redemption of Federal Home Loan Bank stock	0	176
Proceeds from sale of other real estate owned and repossessed assets	25	101
Additional investment in bank owned life insurance	0	(13,548)
Redemption of bank owned life insurance	604	440
Proceeds from settlement of bank owned life insurance	542	0
Net cash used in investing activities	(70,224)	(104,641)

Cash flows from financing activities:
Change in deposits, net	45,162	41,116
Change in repurchase agreements and federal funds purchased, net	(10,078)	6,390
Payments on advances from Federal Home Loan Bank	(5)	(5)
Payment of finance lease liabilities	(57)	(39)
Repayment of long-term debt/other borrowings	(60)	(58)
Issuance of common stock	325	276
Dividends paid	(9,571)	(8,461)
Net cash provided by financing activities	25,716	39,219
Net decrease in cash and cash equivalents	(5,029)	(28,840)
Cash and cash equivalents at beginning of period	363,684	369,505
Cash and cash equivalents at end of period	$358,655	$340,665

Supplemental disclosures:
Income taxes paid	$0	$0
Interest paid	25,941	28,266
Non-cash activities:
Common stock dividends accrued, paid in subsequent quarter	323	277
Real estate acquired in settlement of loans	325	1,246
Right-of-use assets obtained in exchange for new operating lease liabilities	0	1,719

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods presented.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements.  The results of operations, other comprehensive income (loss), the changes in shareholders’ equity, and the cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of CTBI for that period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2025, included in our annual report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of CTBI and its separate and distinct, wholly owned subsidiaries Community Trust Bank, Inc. (“CTB”) and Community Trust and Investment Company.  All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements, management must make certain estimates and assumptions.  These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses, as well as the disclosures provided.  Future results could differ from the current estimates.  Such estimates include, but are not limited to, the allowance for credit losses (“ACL”), goodwill, and the valuation of financial instruments.  The accompanying financial statements have been prepared using values and information currently available to CTBI.  Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the ACL, and capital.

Emerging GAAP

Recently Issued Accounting Guidance, Not Yet Adopted as of March 31, 2026

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 which is intended to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions in the income statement.
For annual periods beginning in 2027 and interim periods beginning in 2028
This ASU will result in additional disclosures related to our noninterest expense, but CTBI does not expect it will have a material impact on our consolidated financial statements.

Adoption of this ASU should be applied on a prospective basis, but retrospective application is permitted.

ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU 2025-08 in response to stakeholders’ concerns about the accounting for acquired financial assets in accordance with ASC 326.  The ASU amends the current expected credit loss (CECL) model in ASC 326-20 to: (1) expand the population of acquired financial assets subject to the “gross-up approach” for measuring credit losses to apply to “seasoned” purchased loans—this approach allows entities to avoid recording a day-one credit loss expense in profit or loss but also reduces interest income recognized in later periods; and (2) introduce criteria for determining whether a purchased loan is considered “seasoned” and will be accounted for using the gross-up approach.
		For interim and annual periods beginning in 2027	This ASU has no impact on CTBI’s financial statements at this time. Early adoption is allowed.

Note 2 – Securities

The amortized cost and fair value of debt securities available-for-sale at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$168,047	$58	$(7,636)	$160,469
State and political subdivisions	302,785	75	(38,979)	263,881
Agency mortgage-backed securities	685,399	682	(44,620)	641,461
Asset-backed securities	22,488	24	(118)	22,394
Total available-for-sale securities	$1,178,719	$839	$(91,353)	$1,088,205

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$243,840	$65	$(8,146)	$235,759
State and political subdivisions	303,118	117	(36,344)	266,891
Agency mortgage-backed securities	630,172	1,119	(43,029)	588,262
Asset-backed securities	29,808	57	(58)	29,807
Total available-for-sale securities	$1,206,938	$1,358	$(87,577)	$1,120,719

The amounts reported in the preceding tables exclude accrued interest on securities of $4.4 million and $4.5 million at March 31, 2026 and December 31, 2025, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.

The amortized cost and fair value of debt securities at March 31, 2026 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,979	$13,885
Due after one through five years	227,853	216,136
Due after five through ten years	122,634	107,884
Due after ten years	106,366	86,445
Agency mortgage-backed securities	685,399	641,461
Asset-backed securities	22,488	22,394
Total debt securities	$1,178,719	$1,088,205

During the three months ended March 31, 2026 and 2025, we had an unrealized loss of $488 thousand and an unrealized gain of $480 thousand, respectively, from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $592.8 million and $602.6 million at March 31, 2026 and December 31, 2025, respectively.  The fair value of securities pledged was $545.1 million and $556.9 million at March 31, 2026 and December 31, 2025, respectively.

The amortized cost of securities sold under agreements to repurchase amounted to $397.5 million and $386.8 million at March 31, 2026 and December 31, 2025, respectively.  The fair value of securities pledged was $365.6 million and $358.1 million at March 31, 2026 and December 31, 2025, respectively.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2026 and December 31, 2025 indicates that all impairment is market and interest rate driven and not credit-related.  The percentage of total debt securities with unrealized losses as of March 31, 2026 was 86.7% compared to 85.4% as of December 31, 2025.  The following tables provide the amortized cost, gross unrealized losses, and fair value of debt securities available-for-sale, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of the periods indicated that are not deemed to have credit losses.

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$823	$(3)	$820
State and political subdivisions	25,176	(1,479)	23,697
Agency mortgage-backed securities	186,784	(1,612)	185,172
Asset-backed securities	8,516	(62)	8,454
Total <12 months AFS securities with unrealized losses	221,299	(3,156)	218,143

12 Months or More
U.S. Treasury and government agencies	163,641	(7,633)	156,008
State and political subdivisions	265,604	(37,500)	228,104
Agency mortgage-backed securities	372,343	(43,008)	329,335
Asset-backed securities	11,953	(56)	11,897
Total ≥12 months AFS securities with unrealized losses	813,541	(88,197)	725,344

Total
U.S. Treasury and government agencies	164,464	(7,636)	156,828
State and political subdivisions	290,780	(38,979)	251,801
Agency mortgage-backed securities	559,127	(44,620)	514,507
Asset-backed securities	20,469	(118)	20,351
Total AFS securities with unrealized losses	$1,034,840	$(91,353)	$943,487

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$954	$(2)	$952
State and political subdivisions	8,129	(1,232)	6,897
Agency mortgage-backed securities	113,962	(633)	113,329
Asset-backed securities	6,911	(2)	6,909
Total <12 months AFS securities with unrealized losses	129,956	(1,869)	128,087

12 Months or More
U.S. Treasury and government agencies	238,808	(8,144)	230,664
State and political subdivisions	274,927	(35,112)	239,815
Agency mortgage-backed securities	384,506	(42,396)	342,110
Asset-backed securities	16,235	(56)	16,179
Total ≥12 months AFS securities with unrealized losses	914,476	(85,708)	828,768

Total
U.S. Treasury and government agencies	239,762	(8,146)	231,616
State and political subdivisions	283,056	(36,344)	246,712
Agency mortgage-backed securities	498,468	(43,029)	455,439
Asset-backed securities	23,146	(58)	23,088
Total AFS securities with unrealized losses	$1,044,432	$(87,577)	$956,855

Equity Securities at Fair Value

Equity securities at fair value as of March 31, 2026 were $3.7 million, as a result of a $488 thousand decrease in the fair value during the quarter.  Equity securities at fair value as of December 31, 2025 were $4.2 million, as a result of a $373 thousand increase in the fair value in 2025.  No equity securities were sold during 2025 or the first quarter of 2026.

Note 3 – Loans

          Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	March 31 2026	December 31 2025
Hotel/motel	$507,243	$497,764
Commercial real estate residential	596,948	580,652
Commercial real estate nonresidential	994,914	959,915
Dealer floorplans	76,888	83,812
Commercial other	364,092	371,132
Commercial loans	2,540,085	2,493,275

Real estate mortgage	1,245,759	1,206,820
Home equity lines	191,178	186,798
Residential loans	1,436,937	1,393,618

Consumer direct	139,819	145,591
Consumer indirect	873,980	862,458
Consumer loans	1,013,799	1,008,049

Net loans	$4,990,821	$4,894,942

Unearned fees included above totaled $386 thousand and $359 thousand as of March 31, 2026 and December 31, 2025, respectively, while the unamortized premiums on the indirect lending portfolio totaled $35.4 million and $34.5 million as of March 31, 2026 and December 31, 2025, respectively.

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balances above.  Loans held for sale are recorded at lower of cost or fair value and were $0.1 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable from loans, which is excluded from loan balances, was $20.8 million and $19.7 million at March 31, 2026 and December 31, 2025, respectively.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Allowance for Credit Losses

The following tables present the activity in the ACL for loans for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$6,902	$(125)	$0	$0	$6,777	11.1%
Commercial real estate residential	6,397	71	(7)	5	6,466	10.5
Commercial real estate nonresidential	11,630	548	(74)	3	12,107	19.7
Dealer floorplans	798	39	0	0	837	1.4
Commercial other	3,620	729	(552)	119	3,916	6.4
Real estate mortgage	14,047	820	(189)	9	14,687	23.9
Home equity	1,276	38	(14)	1	1,301	2.1
Consumer direct	1,971	(38)	(225)	106	1,814	3.0
Consumer indirect	13,528	388	(1,625)	1,125	13,416	21.9
Total ACL	$60,169	$2,470	$(2,686)	$1,368	$61,321	100%

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,208	$386	$0	$0	$5,594	9.8%
Commercial real estate residential	5,467	605	(18)	5	6,059	10.7
Commercial real estate nonresidential	10,307	1,072	(2)	4	11,381	20.0
Dealer floorplans	682	(131)	0	0	551	1.0
Commercial other	3,832	428	(404)	80	3,936	6.9
Real estate mortgage	12,504	(116)	(78)	12	12,322	21.6
Home equity	1,499	(199)	0	9	1,309	2.3
Consumer direct	2,221	93	(268)	81	2,127	3.7
Consumer indirect	13,248	1,430	(1,952)	956	13,682	24.0
Total ACL	$54,968	$3,568	$(2,722)	$1,147	$56,961	100%

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure at March 31, 2026 and 2025 is presented below.

	Three Months Ended March 31, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$950	$(118)	$0	$0	$832
Real estate mortgage	298	(38)	0	0	260
Consumer	21	(3)	0	0	18
Total unfunded commitment off-balance sheet credit exposure	$1,269	$(159)	$0	$0	$1,110

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$124	$0	$0	$1,195
Real estate mortgage	372	(45)	0	0	327
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$80	$0	$0	$1,545

Nonperforming loans

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$901	$2,282	$3,183
Commercial real estate nonresidential	160	3,985	1,187	5,332
Commercial other	0	1,704	184	1,888
Total commercial loans	160	6,590	3,653	10,403

Real estate mortgage	0	4,079	4,808	8,887
Home equity lines	0	303	711	1,014
Total residential loans	0	4,382	5,519	9,901

Consumer direct	0	0	56	56
Consumer indirect	0	0	371	371
Total consumer loans	0	0	427	427

Loans and lease financing	$160	$10,972	$9,599	$20,731

	December 31, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$867	$2,085	$2,952
Commercial real estate nonresidential	86	2,972	1,187	4,245
Commercial other	26	896	901	1,823
Total commercial loans	112	4,735	4,173	9,020

Real estate mortgage	0	3,429	5,098	8,527
Home equity lines	0	263	624	887
Total residential loans	0	3,692	5,722	9,414

Consumer direct	0	0	51	51
Consumer indirect	0	0	677	677
Total consumer loans	0	0	728	728

Loans and lease financing	$112	$8,427	$10,623	$19,162

Interest income recognized on nonaccrual loans for the quarter ended March 31, 2026 and for the year ended December 31, 2025 totaled $4.3 thousand and $66.2 thousand, respectively.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment, as of March 31, 2026 and December 31, 2025 (including loans 90 days past due and still accruing):

	March 31, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$507,243	$507,243
Commercial real estate residential	625	40	2,458	3,123	593,825	596,948
Commercial real estate nonresidential	1,328	522	4,043	5,893	989,021	994,914
Dealer floorplans	0	0	0	0	76,888	76,888
Commercial other	881	8,674	1,215	10,770	353,322	364,092
Total commercial loans	2,834	9,236	7,716	19,786	2,520,299	2,540,085

Real estate mortgage	1,293	4,242	8,084	13,619	1,232,140	1,245,759
Home equity lines	1,390	613	810	2,813	188,365	191,178
Total residential loans	2,683	4,855	8,894	16,432	1,420,505	1,436,937

Consumer direct	992	280	56	1,328	138,491	139,819
Consumer indirect	3,379	1,019	371	4,769	869,211	873,980
Total consumer loans	4,371	1,299	427	6,097	1,007,702	1,013,799

Loans and lease financing	$9,888	$15,390	$17,037	$42,315	$4,948,506	$4,990,821

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$497,764	$497,764
Commercial real estate residential	216	282	2,262	2,760	577,892	580,652
Commercial real estate nonresidential	2,010	2,814	4,005	8,829	951,086	959,915
Dealer floorplans	0	0	0	0	83,812	83,812
Commercial other	830	87	1,548	2,465	368,667	371,132
Total commercial loans	3,056	3,183	7,815	14,054	2,479,221	2,493,275

Real estate mortgage	2,543	4,063	7,594	14,200	1,192,620	1,206,820
Home equity lines	1,435	451	644	2,530	184,268	186,798
Total residential loans	3,978	4,514	8,238	16,730	1,376,888	1,393,618

Consumer direct	1,203	377	51	1,631	143,960	145,591
Consumer indirect	3,767	962	677	5,406	857,052	862,458
Total consumer loans	4,970	1,339	728	7,037	1,001,012	1,008,049

Loans and lease financing	$12,004	$9,036	$16,781	$37,821	$4,857,121	$4,894,942

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

Term Loans Amortized Cost Basis by Origination Year As of March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$18,749	$83,364	$58,515	$79,283	$110,250	$107,846	$5,972	$463,979
Watch	0	0	0	2,001	18,575	11,760	0	32,336
OAEM	0	0	0	0	0	6,368	0	6,368
Substandard	0	0	738	0	3,822	0	0	4,560
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	18,749	83,364	59,253	81,284	132,647	125,974	5,972	507,243

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	28,177	165,263	100,546	92,479	62,955	89,753	27,720	566,893
Watch	4,403	3,249	917	3,998	357	8,715	185	21,824
OAEM	0	0	0	189	0	50	0	239
Substandard	725	985	482	487	597	4,666	50	7,992
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	33,305	169,497	101,945	97,153	63,909	103,184	27,955	596,948

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	(7)	0	(7)

Commercial real estate nonresidential
Risk rating:
Pass	89,434	182,002	129,136	93,669	103,439	258,352	53,816	909,848
Watch	802	3,288	6,907	11,902	6,198	25,519	807	55,423
OAEM	0	0	99	0	0	0	0	99
Substandard	2,503	1,338	1,200	2,155	2,425	19,922	0	29,543
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	92,739	186,628	137,342	107,726	112,062	303,794	54,623	994,914

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	0	(74)	0	0	0	(74)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	65,434	65,434
Watch	0	0	0	0	0	0	11,454	11,454
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	76,888	76,888

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	34,819	82,172	22,944	31,143	27,783	39,204	82,194	320,259
Watch	86	1,417	1,015	696	366	590	5,075	9,245
OAEM	27	0	110	0	0	7,763	0	7,900
Substandard	992	10,521	1,092	3,084	478	378	10,036	26,581
Doubtful	0	107	0	0	0	0	0	107
Total commercial other	35,924	94,217	25,161	34,923	28,627	47,935	97,305	364,092

Commercial other year-to-date gross charge-offs	(204)	(194)	(119)	0	(22)	(13)	0	(552)

Commercial loans
Risk rating:
Pass	171,179	512,801	311,141	296,574	304,427	495,155	235,136	2,326,413
Watch	5,291	7,954	8,839	18,597	25,496	46,584	17,521	130,282
OAEM	27	0	209	189	0	14,181	0	14,606
Substandard	4,220	12,844	3,512	5,726	7,322	24,966	10,086	68,676
Doubtful	0	107	0	0	0	1	0	108
Total commercial loans	$180,717	$533,706	$323,701	$321,086	$337,245	$580,887	$262,743	$2,540,085

Total commercial loans year-to-date gross charge-offs	$(204)	$(194)	$(119)	$(74)	$(22)	$(20)	$0	$(633)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$83,005	$58,850	$79,857	$116,984	$24,564	$86,215	$5,604	$455,079
Watch	0	0	2,010	18,679	0	11,022	0	31,711
OAEM	0	0	0	0	6,403	0	0	6,403
Substandard	0	748	0	3,823	0	0	0	4,571
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	83,005	59,598	81,867	139,486	30,967	97,237	5,604	497,764

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	174,717	100,517	91,321	63,970	50,454	44,689	22,447	548,115
Watch	9,182	937	4,018	489	3,543	5,512	174	23,855
OAEM	0	0	192	0	0	52	0	244
Substandard	2,074	511	490	598	1,835	2,881	49	8,438
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	185,973	101,965	96,021	65,057	55,832	53,134	22,670	580,652

Commercial real estate residential year-to-date gross charge-offs	(160)	(18)	(125)	0	0	(16)	0	(319)

Commercial real estate nonresidential
Risk rating:
Pass	180,461	163,870	98,249	106,344	99,628	169,989	55,839	874,380
Watch	3,840	6,849	12,112	6,839	17,310	10,136	1,011	58,097
OAEM	0	99	0	0	0	0	0	99
Substandard	3,889	431	2,127	2,390	2,379	16,122	0	27,338
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	188,190	171,249	112,488	115,573	119,317	196,248	56,850	959,915

Commercial real estate nonresidential year-to-date gross charge-offs	0	(1,375)	0	0	0	(2)	0	(1,377)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	73,240	73,240
Watch	0	0	0	0	0	0	10,293	10,293
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	83,812	83,812

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	97,104	37,248	35,594	29,023	21,350	19,299	86,954	326,572
Watch	1,713	1,017	813	515	149	419	14,035	18,661
OAEM	0	0	82	0	7,892	18	0	7,992
Substandard	11,973	1,219	3,071	466	94	320	657	17,800
Doubtful	107	0	0	0	0	0	0	107
Total commercial other	110,897	39,484	39,560	30,004	29,485	20,056	101,646	371,132

Commercial other year-to-date gross charge-offs	(892)	(106)	(260)	(6)	(268)	(145)	0	(1,677)

Commercial loans
Risk rating:
Pass	535,287	360,485	305,021	316,321	195,996	320,192	244,084	2,277,386
Watch	14,735	8,803	18,953	26,522	21,002	27,089	25,513	142,617
OAEM	0	99	274	0	14,295	70	0	14,738
Substandard	17,936	2,909	5,688	7,277	4,308	19,323	985	58,426
Doubtful	107	0	0	0	0	1	0	108
Total commercial loans	$568,065	$372,296	$329,936	$350,120	$235,601	$366,675	$270,582	$2,493,275

Total commercial loans year-to-date gross charge-offs	$(1,052)	$(1,499)	$(385)	$(6)	$(268)	$(163)	$0	$(3,373)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

Term Loans Amortized Cost Basis by Origination Year As of March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,962	$184,202	$190,164
Nonperforming	0	0	0	0	0	269	745	1,014
Total home equity lines	0	0	0	0	0	6,231	184,947	191,178

Home equity year-to-date gross charge-offs	0	0	(11)	0	0	(3)	0	(14)

Mortgage loans
Performing	71,821	292,148	168,501	161,566	120,684	422,152	0	1,236,872
Nonperforming	41	1,440	990	1,429	1,603	3,384	0	8,887
Total mortgage loans	71,862	293,588	169,491	162,995	122,287	425,536	0	1,245,759

Mortgage loans year-to-date gross charge-offs	0	0	0	(108)	(74)	(7)	0	(189)

Residential loans
Performing	71,821	292,148	168,501	161,566	120,684	428,114	184,202	1,427,036
Nonperforming	41	1,440	990	1,429	1,603	3,653	745	9,901
Total residential loans	$71,862	$293,588	$169,491	$162,995	$122,287	$431,767	$184,947	$1,436,937

Total residential loans year-to-date gross charge-offs	$0	$0	$(11)	$(108)	$(74)	$(10)	$0	$(203)

Consumer direct loans
Performing	$13,881	$45,063	$25,136	$19,021	$11,255	$25,407	$0	$139,763
Nonperforming	0	43	8	5	0	0	0	56
Total consumer direct loans	13,881	45,106	25,144	19,026	11,255	25,407	0	139,819

Consumer direct loans year-to-date gross charge-offs	0	(75)	(67)	(54)	(14)	(15)	0	(225)

Consumer indirect loans
Performing	112,121	321,663	196,327	133,420	76,001	34,077	0	873,609
Nonperforming	0	83	54	129	88	17	0	371
Total consumer indirect loans	112,121	321,746	196,381	133,549	76,089	34,094	0	873,980

Consumer indirect loans year-to-date gross charge-offs	0	(222)	(307)	(482)	(440)	(174)	0	(1,625)

Consumer loans
Performing	126,002	366,726	221,463	152,441	87,256	59,484	0	1,013,372
Nonperforming	0	126	62	134	88	17	0	427
Total consumer loans	$126,002	$366,852	$221,525	$152,575	$87,344	$59,501	$0	$1,013,799

Total consumer loans year-to-date gross charge-offs	$0	$(297)	$(374)	$(536)	$(454)	$(189)	$0	$(1,850)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,744	$180,167	$185,911
Nonperforming	0	0	0	0	0	221	666	887
Total home equity lines	0	0	0	0	0	5,965	180,833	186,798

Home equity year-to-date gross charge-offs	0	0	0	0	0	(9)	0	(9)

Mortgage loans
Performing	299,236	173,336	168,206	123,839	132,923	300,753	0	1,198,293
Nonperforming	708	1,387	1,213	1,905	547	2,767	0	8,527
Total mortgage loans	299,944	174,723	169,419	125,744	133,470	303,520	0	1,206,820

Mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(189)	0	(242)

Residential loans
Performing	299,236	173,336	168,206	123,839	132,923	306,497	180,167	1,384,204
Nonperforming	708	1,387	1,213	1,905	547	2,988	666	9,414
Total residential loans	$299,944	$174,723	$169,419	$125,744	$133,470	$309,485	$180,833	$1,393,618

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(198)	$0	$(251)

Consumer direct loans
Performing	$54,669	$28,377	$21,704	$12,833	$11,667	$16,290	$0	$145,540
Nonperforming	22	0	29	0	0	0	0	51
Total consumer direct loans	54,691	28,377	21,733	12,833	11,667	16,290	0	145,591

Consumer direct loans year-to-date gross charge-offs	(69)	(291)	(292)	(202)	(55)	(60)	0	(969)

Consumer indirect loans
Performing	356,525	219,121	151,128	90,077	30,999	13,931	0	861,781
Nonperforming	83	104	233	122	107	28	0	677
Total consumer indirect loans	356,608	219,225	151,361	90,199	31,106	13,959	0	862,458

Consumer indirect loans year-to-date gross charge-offs	(245)	(1,563)	(3,283)	(1,849)	(503)	(260)	0	(7,703)

Consumer loans
Performing	411,194	247,498	172,832	102,910	42,666	30,221	0	1,007,321
Nonperforming	105	104	262	122	107	28	0	728
Total consumer loans	$411,299	$247,602	$173,094	$103,032	$42,773	$30,249	$0	$1,008,049

Total consumer loans year-to-date gross charge-offs	$(314)	$(1,854)	$(3,575)	$(2,051)	$(558)	$(320)	$0	$(8,672)

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $2.8 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis.  Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	March 31, 2026
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,826	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	7	18,422	725
Commercial other	6	27,854	0
Total collateral dependent loans	16	$57,623	$725

	December 31, 2025
(in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,861	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	6	17,094	725
Commercial other	4	19,191	0
Total collateral dependent loans	13	$47,667	$725

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss at March 31, 2026 is $0.7 million.  This expected loss is tied to three unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The six loans listed in the commercial other segment at March 31, 2026 are collateralized by inventory, equipment, and accounts receivable. One evaluated credit is an ACH commitment that is unsecured, but it has no balance outstanding.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  These loans, segregated by loan segment and concession granted, are presented below for the quarter ended March 31, 2026:

	Amortized Cost at March 31, 2026
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$29	0.00%
Commercial real estate nonresidential	7,254	0.73	0	0.00
Commercial other	0	0.00	215	0.06
Commercial loans	7,254	0.29	244	0.01

Real estate mortgage	1,121	0.09	2,137	0.17
Residential loans	1,121	0.08	2,137	0.15

Consumer indirect	0	0.00	83	0.01
Consumer loans	0		83	0.01

Loans and lease financing	$8,375	0.17%	$2,464	0.05%

	Amortized Cost at March 31, 2026
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$0	0.00%	$208	0.03%
Commercial real estate nonresidential	0	0.00	2,373	0.24
Commercial other	27	0.01	124	0.03
Commercial loans	27	0.00	2,705	0.11

Real estate mortgage	98	0.01	0	0.00
Home equity lines	15	0.01	0	0.00
Residential loans	113	0.01	0	0.00

Loans and lease financing	$140	0.00%	$2,705	0.05%

	Amortized Cost at March 31, 2026
(in thousands)	Combination – Term Extension and Payment Change	% of total
Commercial real estate nonresidential	$60	0.01%
Commercial loans	60	0.00

Real estate mortgage	21	0.00
Residential loans	21	0.00

Consumer indirect	33	0.00
Consumer loans	33	0.00

Loans and lease financing	$114	0.00%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the quarter ended March 31, 2026:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Increased weighted-average contractual interest rate from 2.0% to 2.5%

Commercial other		Added a weighted-average 0.9 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.4% to 3.1%	Added a weighted-average 0.4 years to life of the loans

Consumer indirect		Added a weighted-average 0.7 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term.

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term.

Commercial other	Reduced weighted-average contractual interest rate from 11.3% to 9.5% and increased the weighted-average life by 2.4 years	Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 3.1% to 3.0% and increased the weighted-average life by 4.2 years

Home equity lines	Weighted-average contractual interest rate remained at 6.8% and increased the weighted-average life by 7.1 years

Loan Type	Combination – Term Extension and Payment Change Financial Impact
Commercial real estate nonresidential	Added a weighted-average 0.3 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

Real estate mortgage	Added a weighted-average 5.0 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

Consumer indirect	Added a weighted-average 2.1 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

These loans, segregated by loan segment and concession granted, are presented below for the three months ended March 31, 2025:

	Amortized Cost at March 31, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate nonresidential	$129	0.01%	$2,558	0.28%
Commercial other	0	0.00	985	0.27
Commercial loans	129	0.01	3,543	0.15

Real estate mortgage	321	0.03	2,908	0.27
Home equity lines	0	0.00	216	0.13
Residential loans	321	0.03	3,124	0.25

Consumer direct	0	0.00	48	0.03
Consumer indirect	0	0.00	203	0.02
Consumer loans	0	0.00	251	0.02

Loans and lease financing	$450	0.01%	$6,918	0.15%

	Amortized Cost at March 31, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$460	0.09%	$250	0.05%
Commercial real estate nonresidential	0	0.00	261	0.03
Commercial other	401	0.11	496	0.14
Commercial loans	861	0.04	1,007	0.04

Real estate mortgage	54	0.01	0	0.00
Residential loans	54	0.00	0	0.00

Consumer indirect	0	0.00	106	0.01
Consumer loans	0	0.00	106	0.01

Loans and lease financing	$915	0.02%	$1,113	0.02%

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

No charge-offs have resulted from the presented modifications.  We had commitments to extend additional credit in the amount of $5 thousand and $2 thousand at March 31, 2026 and 2025, respectively, on loans that were considered in financial difficulty.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of March 31, 2026.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Commercial real estate residential	$1,231	$0	$50	$0
Commercial real estate nonresidential	10,603	118	0	0
Commercial other	1,044	0	0	0
Real estate mortgage	12,014	834	465	82
Home equity lines	504	13	0	159
Consumer direct	18	5	0	0
Consumer indirect	497	28	0	0
Loans to borrowers experiencing financial difficulty	$25,911	$998	$515	$241

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended March 31, 2026, there were three loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended March 31, 2026
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$50
Residential:
Real estate mortgage	2	124
Loans to borrowers experiencing financial difficulty	3	$174

	Three Months Ended March 31, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial:
Commercial real estate residential	1	$18
Commercial real estate nonresidential	1	45
Commercial other	1	243
Residential:
Real estate mortgage	5	362
Loans to borrowers experiencing financial difficulty	8	$668

Note 4 – Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

(in thousands)	Balance Outstanding at Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
March 31, 2026	$298,721	$298,842	$309,054
December 31, 2025	$308,799	$291,512	$308,799
March 31, 2025	$246,556	$233,470	$246,556

At March 31, 2026 and December 31, 2025, we had amounts at risk under repurchase agreements for one customer exceeding 10% of shareholders’ equity with a balance of $148.0 million at each period end and weighted average maturities of 5.9 months and 4.6 months, respectively.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $365.6 million and $358.1 million at March 31, 2026 and December 31, 2025, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets is presented in the following tables:

	March 31, 2026
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$10,642	$0	$0	$11,284	$21,926
State and political subdivisions	108,461	0	0	15,754	124,215
Agency mortgage-backed securities	40,377	0	22,000	75,360	137,737
Asset-backed securities	3,868	0	0	10,975	14,843
Total repurchase agreements	$163,348	$0	$22,000	$113,373	$298,721

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,035	$7	$1,404	$10,042	$29,488
State and political subdivisions	113,867	493	9,878	6,936	131,174
Agency mortgage-backed securities	36,373	0	31,020	65,272	132,665
Asset-backed securities	4,377	0	6,998	4,097	15,472
Total repurchase agreements	$172,652	$500	$49,300	$86,347	$308,799

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis.  The following table presents information regarding repurchase agreements as if it was presented on a net basis.

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
March 31, 2026:
Repurchase agreements	$298,721	$0	$298,721	$(298,721)	$0	$0

December 31, 2025:
Repurchase agreements	$308,799	$0	$308,799	$(308,799)	$0	$0

Amounts disclosed for collateral received or posted include cash and securities up to and not exceeding the net amount of the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral may exceed the amounts presented.  Refer to Note 2 above for the total fair value of financial instruments pledged as collateral for repurchase agreements.

Note 5 – Fair Value of Financial Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$160,469	$0	$160,469	$0
State and political subdivisions	263,881	0	263,881	0
Agency mortgage-backed securities	641,461	0	641,461	0
Asset-backed securities	22,394	0	22,394	0
Equity securities at fair value	3,666	0	0	3,666
Mortgage servicing rights	6,728	0	0	6,728

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$235,759	$0	$235,759	$0
State and political subdivisions	266,891	0	266,891	0
Agency mortgage-backed securities	588,262	0	588,262	0
Asset-backed securities	29,807	0	29,807	0
Equity securities at fair value	4,154	0	0	4,154
Mortgage servicing rights	6,751	0	0	6,751

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of March 31, 2026 and December 31, 2025.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2026 or the year ended December 31, 2025.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate of 1.5475 and the most recent dividend rate of 1.0368 were used to derive the fair value estimate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

•	Mortgage Servicing Rights

In determining fair value, CTBI utilizes assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand.  Due to the nature of the valuation inputs, mortgage servicing rights (“MSRs”) are classified within Level 3 of the hierarchy.  We have determined these assumptions, processes, and conclusions to be reasonable and appropriate in determining the fair value of this asset.  See the table below for inputs and valuation techniques used for Level 3 MSRs.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended March 31
	2026		2025
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,154	$6,751	$3,781	$7,357
Total unrealized gains (losses)
Included in net income	(488)	146	480	(113)
Issues	0	22	0	20
Settlements	0	(191)	0	(171)
Ending balance	$3,666	$6,728	$4,261	$7,093

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(488)	$146	$480	$(113)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended March 31
(in thousands)	2026	2025
Total gains (losses)	$(533)	$196

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Other real estate owned	$26	$0	$0	$26

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$697	$0	$0	$697
Other real estate owned	13	0	0	13

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There was no fair value adjustment to collateral-dependent loans during the quarter ended March 31, 2026.  Fair value adjustments for the year ended December 31, 2025 were $0.4 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  There were no fair value adjustments to OREO disclosed above for the quarter ended March 31, 2026.  Fair value adjustments to OREO disclosed above for the year ended December 31, 2025 were $38 thousand.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell.  There were no transfers in or out of Level 3 during the quarter ended March 31, 2026.  The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements for the periods indicated.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2026	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$3,666	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,728	Discounted cash flows	Constant prepayment rate	5.5% - 28.9% (6.5%)
			Cost to service	$66 - $450 ($77)
			Probability of default	0.0% - 100.0% (1.5%)
			Discount rate	9.00% - 12.82% (9.7%)

Other real estate owned	$26	Market comparable properties	Comparability adjustments	10.34% - 10.34% (10.34%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,154	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,751	Discounted cash flows	Constant prepayment rate	5.5% - 30.4% (6.5%)
			Cost to service	$67 - $817 ($77)
			Probability of default	0.0% - 100.0% (1.5%)
			Discount rate	9.0% - 11.5% (9.7%)

Collateral-dependent loans	$697	Market comparable properties	Marketability discount	24.2% - 24.2% (24.2%)

Other real estate owned	$13	Market comparable properties	Comparability adjustments	0.0% - 0.0% (0.0%)

Fair Value of Financial Instruments

The following tables present estimated fair value of CTBI’s financial instruments as of March 31, 2026 and December 31, 2025 and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at March 31, 2026 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$358,655	$358,655	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,088,205	0	1,088,205	0
Equity securities at fair value	3,666	0	0	3,666
Loans held for sale	73	74	0	0
Loans, net	4,929,500	0	0	4,976,103
Federal Home Loan Bank stock	5,200	0	5,200	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,728	0	0	6,728
Accrued interest receivable	25,591	0	25,591	0

Financial liabilities:
Deposits	$5,434,220	$1,262,835	$3,966,881	$0
Repurchase agreements	298,721	0	298,686	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	288	0	299	0
Long-term debt	63,724	0	57,716	0
Accrued interest payable	11,567	0	11,567	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,684	$363,684	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,120,719	0	1,120,719	0
Equity securities at fair value	4,154	0	0	4,154
Loans held for sale	211	214	0	0
Loans, net	4,834,773	0	0	4,918,385
Federal Home Loan Bank stock	5,200	0	5,200	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,751	0	0	6,751
Accrued interest receivable	25,957	0	25,957	0

Financial liabilities:
Deposits	$5,389,058	$1,263,243	$3,896,447	$0
Repurchase agreements	308,799	0	308,769	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	293	0	304	0
Long-term debt	63,784	0	60,483	0
Accrued interest payable	8,535	0	8,535	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 6 – Stock-Based Compensation

There were no stock option awards outstanding and no unrecognized expense related to stock option grants as of March 31, 2026.  Restricted stock expense for the three months ended March 31, 2026 was $503 thousand, including $53 thousand in dividends paid.  As of March 31, 2026, there was a total of $4.1 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.2 years.

The following table shows restricted stock activity for the three months ended March 31, 2026:

	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of period	90,176	$47.27
Granted	34,175	61.39
Vested	(24,901)	46.79
Forfeited	0	-
Outstanding at end of period	99,450	$52.24

The restricted stock awards granted in the first quarter 2026 were issued pursuant to the terms of CTBI’s 2025 Stock Ownership Incentive Plan.  The restrictions on these shares of restricted stock will lapse ratably over four years, subject to such employee’s continued employment, except for 5,000 shares granted in March 2026 pursuant to a management retention restricted stock award which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  CTBI recognizes forfeitures when they occur.

Note 7 – Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(in thousands except per share data)	2026	2025
Numerator:
Net income	$27,192	$21,972

Denominator:
Basic earnings per share:
Weighted average shares	18,049	17,995
Diluted earnings per share:
Dilutive effect of equity grants	31	27
Adjusted weighted average shares	18,080	18,022

Earnings per share:
Basic earnings per share	$1.51	$1.22
Diluted earnings per share	$1.50	$1.22

There were no options to purchase common shares that were excluded from the diluted calculations above for the quarters ended March 31, 2026 and 2025.  Unvested restricted stock grants were used in the calculation of diluted earnings per share based on the treasury method.

Note 8 – Accumulated Other Comprehensive Income (Loss)

          The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2026 and 2025.  There were no amounts reclassified to earnings during these periods.

	Three Months Ended March 31
(in thousands)	2026	2025
Beginning balance	$(64,820)	$(98,369)

Unrealized holding gains (losses) on debt securities AFS	(4,295)	16,395
Tax expense (benefit)	(1,071)	4,091
Unrealized holding gains (losses) on debt securities AFS, net of tax	(3,224)	12,304

Ending balance	$(68,044)	$(86,065)

Note 9 – Segment Reporting

The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Three Months Ended March 31, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$77,851	$0	$0	$77,851
Interest and dividends on securities:
Taxable	6,782	0	0	6,782
Tax exempt	610	0	0	610
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	171	0	0	171
Interest on Federal Reserve Bank deposits	2,242	0	0	2,242
Other, including interest on federal funds sold	73	26	0	99
Total interest income	87,729	26	0	87,755

Interest expense:
Interest on deposits	25,447	0	0	25,447
Interest on repurchase agreements and federal funds purchased	2,599	0	0	2,599
Interest on long-term debt	108	869	(50)	927
Total interest expense	28,154	869	(50)	28,973

Net interest income	59,575	(843)	50	58,782
Provision for credit losses	2,311	0	0	2,311
Net interest income after provision for credit losses	57,264	(843)	50	56,471

Noninterest income:
Deposit related fees	7,155	0	0	7,155
Gains on sales of loans, net	51	0	0	51
Trust and wealth management income	4,609	0	(147)	4,462
Loan related fees	1,039	0	0	1,039
Bank owned life insurance	1,714	0	0	1,714
Brokerage revenue	520	0	0	520
Securities gains (losses)	(488)	0	0	(488)
Dividend and undistributed income from subsidiaries	0	28,545	(28,545)	0
Other noninterest income	1,285	349	(673)	961
Total noninterest income	15,885	28,894	(29,365)	15,414

Noninterest expense:
Officer salaries and employee benefits	4,256	811	(269)	4,798
Other salaries and employee benefits	17,307	251	(251)	17,307
Occupancy, net	2,882	0	0	2,882
Equipment	828	51	(62)	817
Data processing	3,398	11	(454)	2,955
Taxes other than property and payroll	617	0	0	617
Legal fees	404	46	0	450
Professional fees	1,368	114	(768)	714
Advertising and marketing	689	11	0	700
FDIC insurance	744	0	0	744
Other real estate owned provision and expense	45	0	0	45
Repossession expense	378	0	0	378
Other noninterest expense	4,037	231	(138)	4,130
Total noninterest expense	36,953	1,526	(1,942)	36,537

Income before income taxes	36,196	26,525	(27,373)	35,348
Income taxes	8,823	(667)	0	8,156
Net income	$27,373	$27,192	$(27,373)	$27,192

(in thousands) Three Months Ended March 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$72,736	$0	$0	$72,736
Interest and dividends on securities:
Taxable	5,775	0	0	5,775
Tax exempt	617	0	0	617
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	188	0	0	188
Interest on Federal Reserve Bank deposits	2,648	0	0	2,648
Other, including interest on federal funds sold	61	29	0	90
Total interest income	82,025	29	0	82,054

Interest expense:
Interest on deposits	27,458	0	0	27,458
Interest on repurchase agreements and federal funds purchased	2,318	0	0	2,318
Interest on long-term debt	92	975	(56)	1,011
Total interest expense	29,868	975	(56)	30,787

Net interest income	52,157	(946)	56	51,267
Provision for credit losses	3,568	0	0	3,568
Net interest income after provision for credit losses	48,589	(946)	56	47,699

Noninterest income:
Deposit related fees	6,822	0	0	6,822
Gains on sales of loans, net	47	0	0	47
Trust and wealth management income	4,119	0	(138)	3,981
Loan related fees	965	0	0	965
Bank owned life insurance	1,035	0	0	1,035
Brokerage revenue	494	0	0	494
Securities gains (losses)	480	0	0	480
Dividend and undistributed income from subsidiaries	0	23,469	(23,469)	0
Other noninterest income	1,370	309	(606)	1,073
Total noninterest income	15,332	23,778	(24,213)	14,897

Noninterest expense:
Officer salaries and employee benefits	3,805	813	(221)	4,397
Other salaries and employee benefits	15,721	230	(230)	15,721
Occupancy, net	2,751	0	0	2,751
Equipment	706	51	(68)	689
Data processing	3,297	6	(444)	2,859
Taxes other than property and payroll	529	0	0	529
Legal fees	493	67	0	560
Professional fees	1,346	101	(782)	665
Advertising and marketing	665	8	0	673
FDIC insurance	689	0	0	689
Other real estate owned provision and expense	61	0	0	61
Repossession expense	193	0	0	193
Other noninterest expense	4,315	256	(150)	4,421
Total noninterest expense	34,571	1,532	(1,895)	34,208

Income before income taxes	29,350	21,300	(22,262)	28,388
Income taxes	7,088	(672)	0	6,416
Net income	$22,262	$21,972	$(22,262)	$21,972

The following tables present other segment disclosures:

(in thousands) Three Months Ended March 31, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,036	$51	$0	$1,087
Amortization of operating lease right-of-use assets	397	0	0	397
Significant non-cash items:
Provision for credit losses	2,311	0	0	2,311
Change in cash surrender value of bank owned life insurance	1,354	0	0	1,354
Expenditures for long-lived assets	1,404	149	0	1,553

(in thousands) Three Months Ended March 31, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$906	$51	$0	$957
Amortization of operating lease right-of-use assets	439	0	0	439
Significant non-cash items:
Provision for credit losses	3,568	0	0	3,568
Change in cash surrender value of bank owned life insurance	701	0	0	701
Expenditures for long-lived assets	2,011	66	0	2,077

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets:

(in thousands)	March 31 2026	December 31 2025
Assets
Community banking services assets	$6,733,087	$6,677,134
Holding company assets	935,624	921,950
Elimination of subsidiary and parent cash and intercompany receivables	(3,045)	(3,706)
Elimination of investment in subsidiaries	(924,498)	(911,240)
Consolidated total assets	$6,741,168	$6,684,138

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Community Trust Bancorp, Inc. (“CTBI”), our operations, and our present business environment.  The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 of this quarterly report, as well as our consolidated financial statements, the accompanying notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2025.

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-eight banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At March 31, 2026, we had total consolidated assets of $6.7 billion and total consolidated deposits, including repurchase agreements, of $5.7 billion.  Total shareholders’ equity at March 31, 2026 was $871.2 million.  Trust assets under management at March 31, 2026 were $4.3 billion, including CTB’s investment portfolio totaling $1.1 billion.

Through our subsidiaries, CTBI engages in a wide range of commercial and personal banking and trust and wealth management activities, which include accepting time and demand deposits; making secured and unsecured loans to corporations, individuals, and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services.  The lending activities of CTB include making commercial, construction, mortgage, and personal loans.  Lines of credit, revolving lines of credit, term loans, and other specialized loans, including asset-based financing, are also available.  Our corporate subsidiaries act as trustees of personal trusts, as executors of estates, as trustees for employee benefit trusts, as paying agents for bond and stock issues, as investment agent, as depositories for securities, and as providers of full-service brokerage and insurance services.  For further information, see Item 1 of our annual report on Form 10-K for the year ended December 31, 2025.

Results of Operations and Financial Condition

We reported earnings for the first quarter 2026 of $27.2 million, or $1.51 per basic earnings per share, compared to $27.3 million, or $1.51 per basic share, earned during the fourth quarter 2025 and $22.0 million, or $1.22 per basic share, earned during the first quarter 2025.  Total revenue for the quarter was $0.5 million below prior quarter but $8.0 million above prior year same quarter.  Net interest income for the quarter increased $0.7 million compared to prior quarter and $7.5 million compared to prior year same quarter, and noninterest income decreased $1.2 million compared to prior quarter but increased $0.5 million compared to prior year same quarter.  Our provision for credit losses for the quarter decreased $0.6 million from prior quarter and $1.3 million from prior year same quarter.  Noninterest expense increased $0.1 million compared to prior quarter and $2.3 million compared to prior year same quarter.

Quarterly Highlights

❖
Net interest income for the quarter of $58.8 million was $0.7 million, or 1.1%, above prior quarter and $7.5 million, or 14.7%, above prior year same quarter, as our net interest margin increased 12 basis points from prior quarter and 22 basis points from prior year same quarter.

❖	Provision for credit losses at $2.3 million for the quarter decreased $0.6 million from prior quarter and $1.3 million from prior year same quarter.

❖	Noninterest income for the quarter of $15.4 million was $1.2 million, or 7.2%, below prior quarter but $0.5 million, or 3.5%, above prior year same quarter.

❖	Noninterest expense for the quarter of $36.5 million was $0.1 million, or 0.2%, above prior quarter and $2.3 million, or 6.8%, above prior year same quarter.

❖	Our loan portfolio at $5.0 billion increased $95.9 million, an annualized 7.9%, for the quarter and $354.3 million, or 7.6%, from March 31, 2025.

❖
We had net loan charge-offs of $1.3 million, an annualized 0.11% of average loans, for the quarter compared to $1.8 million, an annualized 0.14% of average loans, for prior quarter and $1.6 million, an annualized 0.14% of average loans, for the first quarter 2025.

❖
Our total nonperforming loans at $20.7 million at March 31, 2026 increased $1.6 million for the quarter but decreased $5.8 million from March 31, 2025.  Nonperforming assets at $24.1 million increased $1.9 million for the quarter but decreased $7.2 million from March 31, 2025.

❖	Deposits, including repurchase agreements, at $5.7 billion increased $35.1 million, an annualized 2.5%, for the quarter and $375.1 million, or 7.0%, from March 31, 2025.

❖	Shareholders’ equity at $871.2 million increased $15.2 million, an annualized 7.2%, for the quarter and $87.1 million, or 11.1%, from March 31, 2025.

Income Statement Review

Three Months Ended March 31			Change
($ in thousands)	2026	2025	Amount	Percent
Net interest income	$58,782	$51,267	$7,515	14.7%
Provision for credit losses	2,311	3,568	(1,257)	(35.2)
Noninterest income	15,414	14,897	517	3.5
Noninterest expense	36,537	34,208	2,329	6.8
Income taxes	8,156	6,416	1,740	27.1
Net income	$27,192	$21,972	$5,220	23.8%

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	Three Months Ended
	March 31, 2026			March 31, 2025
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$4,934,257	$77,962	6.41%	$4,533,091	$72,800	6.51%
Loans held for sale	97	3	12.54	106	3	11.48
Securities:
U.S. Treasury and agencies	819,748	5,464	2.70	739,512	4,054	2.22
Tax exempt state and political subdivisions (3)	102,336	813	3.22	99,047	822	3.37
Other securities	196,052	1,318	2.73	211,179	1,721	3.31
Federal Reserve Bank and Federal Home Loan Bank stock	10,087	171	6.88	9,853	188	7.74
Federal funds sold	111	0	0.00	0	0	0.00
Interest bearing deposits	262,541	2,313	3.57	253,202	2,708	4.34
Other investments	245	1	1.66	245	1	1.66
Investment in unconsolidated subsidiaries	1,855	27	5.90	1,857	29	6.33
Total earning assets	$6,327,329	$88,072	5.65%	$5,848,092	$82,326	5.71%
Allowance for credit losses	(60,592)			(55,423)
Total earnings assets, net of allowance for credit losses	6,266,737			5,792,669
Nonearning assets:
Cash and due from banks	57,952			54,677
Premises and equipment and right of use assets, net	68,316			65,011
Other assets	276,396			264,032
Total assets	$6,669,401			$6,176,389

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,585,432	$12,131	1.90%	$2,479,835	$14,400	2.35%
Time deposits	1,541,297	13,316	3.50	1,356,907	13,058	3.90
Repurchase agreements and federal funds purchased	299,563	2,599	3.52	233,970	2,318	4.02
Advances from Federal Home Loan Bank	289	0	0.00	311	0	0.00
Long-term debt	63,756	873	5.55	63,989	971	6.15
Finance lease liability	4,492	54	4.88	3,439	40	4.72
Total interest bearing liabilities	$4,494,829	$28,973	2.61%	$4,138,451	$30,787	3.02%

Noninterest bearing liabilities:
Demand deposits	1,236,396			1,206,681
Other liabilities	64,450			56,350
Total liabilities	5,795,675			5,401,482

Shareholders’ equity	873,726			774,907
Total liabilities and shareholders’ equity	$6,669,401			$6,176,389

Net interest income, tax equivalent		$59,099			$51,539
Less tax equivalent interest income		317			272
Net interest income		$58,782			$51,267
Net interest spread			3.04%			2.69%
Benefit of interest free funding			0.75			0.88
Net interest margin			3.79%			3.57%

(1) Interest includes fees on loans of $0.6 million for each of the three months ended March 31, 2026 and March 31, 2025.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following table illustrates the approximate effect of volume and rate changes on net interest differentials between the three months ended March 31, 2026 and March 31, 2025.

Three Months Ended March 31	Total Change	Change Due to
(in thousands)	2026/2025	Volume	Rate
Interest income:
Loans	$5,162	$104,517	$(99,355)
Loans held for sale	0	(4)	4
U.S. Treasury and agencies	1,410	7,757	(6,347)
Tax exempt state and political subdivisions	(9)	441	(450)
Other securities	(403)	(2,131)	1,728
Federal Reserve Bank and Federal Home Loan Bank stock	(17)	72	(89)
Federal funds sold	0	0	0
Interest bearing deposits	(395)	1,593	(1,988)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(2)	(1)	(1)
Total interest income	5,746	112,244	(106,498)

Interest expense:
Savings and demand deposits	(2,269)	9,734	(12,003)
Time deposits	258	27,483	(27,225)
Repurchase agreements and federal funds purchased	281	9,768	(9,487)
Advances from Federal Home Loan Bank	0	0	0
Long-term debt	(98)	(58)	(40)
Finance lease liability	14	208	(194)
Total interest expense	(1,814)	47,135	(48,949)

Net interest income	$7,560	$65,109	$(57,549)

For purposes of the above table, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

          Net interest income for the quarter of $58.8 million was $0.7 million, or 1.1%, above prior quarter and $7.5 million, or 14.7%, above prior year same quarter, as our net interest margin, on a fully tax equivalent basis, increased 12 basis points from prior quarter and 22 basis points from prior year same quarter.  Our quarterly average earning assets increased $5.4 million, an annualized 0.3%, from prior quarter and $479.2 million, or 8.2%, from prior year same quarter.  Our yield on average earning assets increased 1 basis point from prior quarter but decreased 6 basis points from prior year same quarter, while our cost of funds decreased 17 basis points from prior quarter and 41 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, was 87.2% for the quarter compared to 84.9% for prior quarter and 85.9% for same quarter prior year.

Provision for Credit Losses

Our provision for credit losses at $2.3 million for the quarter decreased $0.6 million from prior quarter and $1.3 million from prior year same quarter.  Of the provision for the quarter, $2.5 million was attributable to the allowance for credit losses, with an expense recovery of $0.2 million recognized in the provision for unfunded commitments.

Noninterest Income

				Percent Change
				1Q 2026 Compared to:
($ in thousands)	1Q 2026	4Q 2025	1Q 2025	4Q 2025	1Q 2025
Deposit related fees	$7,155	$7,537	$6,822	(5.1)%	4.9%
Trust and wealth management income	4,462	4,422	3,981	0.9	12.1
Gains on sales of loans	51	107	47	(52.4)	8.4
Loan related fees	1,039	932	965	11.5	7.7
Bank owned life insurance revenue	1,714	1,179	1,035	45.4	65.6
Brokerage revenue	520	522	494	(0.5)	5.2
Other	473	1,904	1,553	(75.2)	(69.6)
Total noninterest income	$15,414	$16,603	$14,897	(7.2)%	3.5%

The variance quarter over quarter was primarily the result of decreases in deposit related fees ($0.4 million) and other noninterest income, including net securities gains ($0.7 million) and net gains on the sale of fixed assets ($0.5 million), partially offset by an increase in bank owned life insurance revenue ($0.5 million).  The decrease in net gains on the sale of fixed assets is the result of a $0.5 million gain taken in the fourth quarter 2025 from the sale of one of our branch locations.  Year over year increases for the quarter in bank owned life insurance revenue ($0.7 million), trust and wealth management income ($0.5 million), and deposit related fees ($0.3 million) were partially offset by a $1.0 million decrease in securities gains.  The variances in securities gains resulted primarily from changes in the valuation of our equity securities.

Noninterest Expense

				Percent Change
				1Q 2026 Compared to:
($ in thousands)	1Q 2026	4Q 2025	1Q 2025	4Q 2025	1Q 2025
Salaries	$13,629	$13,981	$13,269	(2.5)%	2.7%
Employee benefits	8,476	7,952	6,849	6.6	23.8
Net occupancy and equipment	3,699	3,373	3,440	9.7	7.5
Data processing	2,955	2,877	2,859	2.7	3.4
Legal and professional fees	1,164	1,019	1,225	14.2	(5.0)
Advertising and marketing	700	776	673	(9.8)	4.0
Taxes other than property and payroll	617	687	529	(10.2)	16.6
Other	5,297	5,787	5,364	(8.5)	(1.2)
Total noninterest expense	$36,537	$36,452	$34,208	0.2%	6.8%

Quarter over quarter increases in occupancy and equipment expense ($0.3 million) and repossession expense ($0.4 million) were partially offset by decreases in contribution expense ($0.4 million) and operating losses ($0.2 million).  The decrease in contribution expense resulted from the $0.4 million expense associated with the donation of one of our branch locations in the fourth quarter 2025.  The year over year increase for the quarter primarily resulted from an increase in salaries ($0.4 million) and other employee benefits, including bonuses ($0.5 million), and the cost of group medical and life insurance expense ($1.3 million).

Balance Sheet Review

CTBI’s total assets at $6.7 billion increased $57.0 million, or 3.5% annualized, for the quarter and $464.6 million, or 7.4%, from March 31, 2025.  Loans outstanding at $5.0 billion increased $95.9 million, an annualized 7.9%, for the quarter and $354.3 million, or 7.6%, from March 31, 2025.  The increase in loans for the quarter included a $46.8 million increase in the commercial loan portfolio, a $43.3 million increase in the residential loan portfolio, and an $11.5 million increase in the consumer indirect loan portfolio, partially offset by a $5.7 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio at $1.1 billion decreased $33.0 million, an annualized 11.9%, for the quarter as management allocated investment maturities into the loan portfolio but increased $79.1 million, or 7.8%, from March 31, 2025.  Deposits in other banks decreased $33.8 million for the quarter and $5.1 million from March 31, 2025.

Deposits, including repurchase agreements, at $5.7 billion increased $35.1 million, an annualized 2.5%, for the quarter and $375.1 million, or 7.0%, from March 31, 2025.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of March 31, 2026, two customers accounted for over 3% each (3.7% and 3.2%) of our $5.4 billion in deposits.  Only these two customer relationships accounted for more than 1% each of our deposits.

Shareholders’ equity at $871.2 million increased $15.2 million, an annualized 7.2%, for the quarter and $87.1 million, or 11.1%, from March 31, 2025.  Net unrealized losses on securities, net of deferred taxes, were $68.0 million at March 31, 2026, compared to $64.8 million at December 31, 2025 and $86.1 million at March 31, 2025.

Loans

($ in thousands)	March 31, 2026
Loan Category	Balance	Variance from Prior Year (%)	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$507,243	1.9%	$0	$0	$6,777
Commercial real estate residential	596,948	2.8	(2)	3,183	6,466
Commercial real estate nonresidential	994,914	3.6	(71)	5,332	12,107
Dealer floorplans	76,888	(8.3)	0	0	837
Commercial other	364,092	(1.9)	(433)	1,888	3,916
Total commercial	2,540,085	1.9	(506)	10,403	30,103

Residential:
Real estate mortgage	1,245,759	3.2	(180)	8,887	14,687
Home equity	191,178	2.3	(13)	1,014	1,301
Total residential	1,436,937	3.1	(193)	9,901	15,988

Consumer:
Consumer direct	139,819	(4.0)	(119)	56	1,814
Consumer indirect	873,980	1.3	(500)	371	13,416
Total consumer	1,013,799	0.6	(619)	427	15,230

Total loans	$4,990,821	2.0%	$(1,318)	$20,731	$61,321

Total Deposits and Repurchase Agreements

				Percent Change
				1Q 2026 Compared to:
($ in thousands)	1Q 2026	4Q 2025	1Q 2025	4Q 2025	1Q 2025
Noninterest bearing deposits	$1,262,835	$1,263,243	$1,235,544	0.0%	2.2%
Interest bearing deposits
Interest checking	190,769	195,458	158,968	(2.4)	20.0
Money market savings	1,917,509	1,877,815	1,828,051	2.1	4.9
Savings accounts	508,553	499,276	516,379	1.9	(1.5)
Time deposits	1,554,554	1,553,266	1,372,363	0.1	13.3
Repurchase agreements	298,721	308,799	246,556	(3.3)	21.2
Total interest bearing deposits and repurchase agreements	4,470,106	4,434,614	4,122,317	0.8	8.4
Total deposits and repurchase agreements	$5,732,941	$5,697,857	$5,357,861	0.6%	7.0%

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at March 31, 2026
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$458,991	$436,851	$18,014	$1,273	$1,958	$895	$0

As of March 31, 2026, we had approximately $1.6 million in uninsured deposits.  CTBI has no brokered deposits.

Asset Quality

Our total nonperforming loans at $20.7 million at March 31, 2026 increased $1.6 million for the quarter but decreased $5.8 million from March 31, 2025.  Nonaccrual loans at $11.1 million increased $2.6 million from prior quarter but decreased $4.6 million from March 31, 2025.  Accruing loans 90+ days past due at $9.6 million decreased $1.0 million from prior quarter and $1.2 million from March 31, 2025.  Accruing loans 30-89 days past due at $24.8 million increased $4.6 million from prior quarter and $10.3 million from March 31, 2025.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 82% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 3 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $1.3 million, an annualized 0.11% of average loans, for the quarter compared to $1.8 million, an annualized 0.14% of average loans, for prior quarter and $1.6 million, an annualized 0.14% of average loans, for the first quarter 2025.  Of the net charge-offs for the quarter, $0.5 million were in commercial loans, $0.2 million were in residential loans, $0.5 million were in consumer indirect loans, and $0.1 million were in consumer direct loans.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at March 31, 2026 was 295.8% compared to 314.0% at December 31, 2025 and 214.7% at March 31, 2025.  Nonaccrual loans to totals loans were 0.2% at March 31, 2026 and December 31, 2025.  The allowance for credit losses to nonaccrual loans were 550.9% at March 31, 2026 compared to 704.6% at December 31, 2025.  Our loan loss reserve as a percentage of total loans outstanding at March 31, 2026 remained at 1.23% from December 31, 2025 and March 31, 2025.  The table below shows the changes in components of the allowance for credit losses during the first quarter 2026:

(in thousands)
Beginning balance, January 1, 2026	$60,169
New loan volume	4,608
Changes in existing loan balances	(658)
Loan exiting	(2,767)
Historical loss rate	(124)
Qualitative factors	188
Other changes	(95)
Ending balance, March 31, 2026	$61,321

See Note 3 to our condensed consolidated financial statements contained herein for additional information regarding our allowance for credit losses.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
April 1, 2026	March 15, 2026	$0.53
January 1, 2026	December 15, 2025	$0.53
October 1, 2025	September 15, 2025	$0.53
July 1, 2025	June 15, 2025	$0.47
April 1, 2025	March 15, 2025	$0.47
January 1, 2025	December 15, 2024	$0.47

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of March 31, 2026, we had approximately $358.7 million in cash and cash equivalents and approximately $146.8 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $363.7 million and $174.7 million, respectively, at December 31, 2025.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at March 31, 2026 and December 31, 2025.  As of March 31, 2026, we had a $559.7 million available borrowing position with the Federal Home Loan Bank, compared to $546.9 million at December 31, 2025.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At March 31, 2026 and December 31, 2025, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at March 31, 2026 were deposits with the Federal Reserve of $177.9 million, compared to $288.1 million at December 31, 2025.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At March 31, 2026, available-for-sale (“AFS”) securities comprised 99.7% of the total investment portfolio, and the AFS portfolio was 125% of equity capital.  Eighty-eight percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield to shareholders for the quarter ended March 31, 2026 of 3.49%.  Shareholders’ equity increased 1.8% for the quarter and 11.1% from March 31, 2025.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $0.53 per share for the first quarter 2026 compared to $0.47 per share for the first quarter 2025.  We retained 64.9% of our earnings for the three months ended March 31, 2026 compared to 61.5% for the three months ended March 31, 2025.

Insured depository institutions are required to meet certain capital level requirements.  Management elected to use the community bank leverage ratio (“CBLR”) framework for CTBI and CTB.  The CBLR is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  A CBLR greater than 9% is considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  CTBI’s CBLR ratio as of March 31, 2026 was 13.91%.  CTB’s CBLR ratio as of March 31, 2026 was 13.42%.

As of March 31, 2026, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of March 31, 2026, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.

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

Our accounting policies are described in note 1 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.  We have identified the following critical accounting estimates:

Allowance for Credit Losses – We disaggregate our portfolio loans into portfolio segments for purposes of determining the ACL.  Our loan portfolio segments include commercial, residential mortgage, and consumer.  We further disaggregate our portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  For an analysis of CTBI’s ACL by portfolio segment and credit quality information by class, refer to Note 3 to the condensed consolidated financial statements contained herein.

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

Expected credit losses are estimated on a collective basis for loans that are not individually evaluated.  These include commercial loans that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments.  CTBI uses a discounted cash flow (“DCF”) model for all loan segments.  The primary reasons that contributed to this decision were: DCF models allow for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner; the analysis aligns well with other calculations outside of the ACL estimation which will mitigate model risk in other areas; and peer data is available for certain inputs if first party data is not available or meaningful.  See Note 3 to the condensed consolidated financial statements contained herein for information on CTBI’s risk rating system.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.18% over one year and 5.00% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 1.76% over one year and 3.82% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2025.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2026, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of March 31, 2026 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(c) Insider trading arrangements

During the three months ended March 31, 2026, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits:
	(1) Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}	Exhibit 3.1
	(2) By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}	Exhibit 3.2
	(3) By-laws of CTBI as amended January 29, 2008 {incorporated by reference to Exhibit 3.1 of current report on Form 8-K filed January 30, 2008}	Exhibit 3.3
	(4) Senior Management Incentive Compensation Plan (2026) {incorporated by reference to Exhibit 10.1 of current report on Form 8-K filed January 28, 2026}	Exhibit 10.1*
	(5) Employee Incentive Compensation Plan (2026) {incorporated by reference to Exhibit 10.2 of current report on Form 8-K filed January 28, 2026}	Exhibit 10.2*
	(6) Community Trust Bancorp, Inc. 2026 Executive Committee Long-Term Incentive Compensation Plan {incorporated by reference to Exhibit 10.3 of current report on Form 8-K filed January 28, 2026}	Exhibit 10.3*
	(7) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(8) Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(9) XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	Exhibit 101.INS
	(10) XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH
	(11) XBRL Taxonomy Extension Calculation Linkbase	Exhibit 101.CAL
	(12) XBRL Taxonomy Extension Definition Linkbase	Exhibit 101.DEF
	(13) XBRL Taxonomy Extension Label Linkbase	Exhibit 101.LAB
	(14 XBRL Taxonomy Extension Presentation Linkbase	Exhibit 101.PRE
	(15) Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Exhibit 104

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: May 8, 2026	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer