Form 10-Q
period 2026-06-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2026-08-07
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended on June 30, 2026
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

Common stock – 18,167,954 shares outstanding at July 31, 2026

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) June 30 2026	December 31 2025
Assets:
Cash and due from banks	$63,815	$62,851
Interest bearing deposits	450,532	300,833
Cash and cash equivalents	514,347	363,684

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,142,719 and $1,206,938, respectively)	1,051,681	1,120,719
Equity securities at fair value	4,578	4,154
Loans held for sale	0	211

Loans	5,124,931	4,894,942
Allowance for credit losses	(63,001)	(60,169)
Net loans	5,061,930	4,834,773

Premises and equipment, net	53,065	52,611
Operating right-of-use assets	11,141	11,543
Finance right-of-use assets	3,816	3,890
Federal Home Loan Bank stock	5,525	5,200
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	124,314	123,274
Mortgage servicing rights	6,759	6,751
Other real estate owned	3,517	3,066
Deferred tax asset	21,987	20,856
Accrued interest receivable	25,820	25,957
Other assets	30,269	36,827
Total assets	$6,989,371	$6,684,138

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,259,364	$1,263,243
Interest bearing	4,398,399	4,125,815
Total deposits	5,657,763	5,389,058

Repurchase agreements	297,094	308,799
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	284	293
Long-term debt	63,664	63,784
Operating lease liabilities	11,512	11,924
Finance lease liabilities	4,488	4,493
Accrued interest payable	16,420	8,535
Other liabilities	45,819	40,680
Total liabilities	6,097,544	5,828,066

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2026 – 18,163,721; 2025 – 18,115,847	90,820	90,581
Capital surplus	237,884	236,423
Retained earnings	631,559	593,888
Accumulated other comprehensive loss, net of tax	(68,436)	(64,820)
Total shareholders’ equity	891,827	856,072

Total liabilities and shareholders’ equity	$6,989,371	$6,684,138

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans, including loans held for sale	$80,328	$75,828	$158,179	$148,564
Interest and dividends on securities
Taxable	7,254	5,709	14,036	11,484
Tax exempt	563	613	1,173	1,230
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	169	181	340	369
Interest on Federal Reserve Bank deposits	2,817	3,142	5,059	5,790
Other, including interest on federal funds sold	107	98	206	188
Total interest income	91,238	85,571	178,993	167,625

Interest expense:
Interest on deposits	26,839	28,170	52,286	55,628
Interest on repurchase agreements and federal funds purchased	2,592	2,352	5,191	4,670
Interest on advances from Federal Home Loan Bank	0	13	0	13
Interest on long-term debt	918	996	1,845	2,007
Total interest expense	30,349	31,531	59,322	62,318

Net interest income	60,889	54,040	119,671	105,307
Provision for credit losses	2,771	2,094	5,082	5,662
Net interest income after provision for credit losses	58,118	51,946	114,589	99,645

Noninterest income:
Deposit related fees	7,657	7,350	14,812	14,172
Gains on sales of loans, net	61	77	112	124
Trust and wealth management income	4,724	4,092	9,186	8,073
Loan related fees	1,146	1,249	2,185	2,214
Bank owned life insurance revenue	1,188	1,102	2,902	2,137
Brokerage revenue	528	526	1,048	1,020
Securities gains	924	150	436	630
Other noninterest income	1,371	1,625	2,332	2,698
Total noninterest income	17,599	16,171	33,013	31,068

Noninterest expense:
Officer salaries and employee benefits	5,294	5,610	10,092	10,007
Other salaries and employee benefits	17,926	16,044	35,233	31,765
Occupancy, net	2,564	2,389	5,446	5,140
Equipment	803	783	1,620	1,472
Data processing	2,851	3,326	5,806	6,185
Taxes other than property and payroll	619	573	1,236	1,102
Legal fees	330	319	780	879
Professional fees	754	682	1,468	1,347
Advertising and marketing	841	765	1,541	1,438
FDIC insurance	751	688	1,495	1,377
Other real estate owned provision and expense	38	64	83	125
Repossession expense	306	264	684	457
Other noninterest expense	4,293	4,156	8,423	8,577
Total noninterest expense	37,370	35,663	73,907	69,871

Income before income taxes	38,347	32,454	73,695	60,842
Income taxes	8,724	7,555	16,880	13,971
Net income	29,623	24,899	56,815	46,871

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(512)	7,258	(4,807)	23,653
Less: Reclassification adjustments for realized gains included in net income	12	1	12	1
Tax expense (benefit)	(132)	1,809	(1,203)	5,900
Other comprehensive income (loss), net of tax	(392)	5,448	(3,616)	17,752
Comprehensive income	$29,231	$30,347	$53,199	$64,623

Basic earnings per share	$1.64	$1.38	$3.15	$2.60
Diluted earnings per share	$1.64	$1.38	$3.14	$2.60

Weighted average shares outstanding-basic	18,064	18,012	18,056	18,004
Weighted average shares outstanding-diluted	18,099	18,036	18,090	18,029

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2026	18,155,771	$90,781	$236,998	$611,510	$(68,044)	$871,245
Net income				29,623		29,623
Other comprehensive income (loss)					(392)	(392)
Cash dividends declared ($0.53 per share)				(9,574)		(9,574)
Issuance of common stock	8,576	43	459			502
Issuance of restricted stock	0	(1)	1			0
Vesting of restricted stock	(626)	(3)	3			0
Stock-based compensation			423			423
Balance, June 30, 2026	18,163,721	$90,820	$237,884	$631,559	$(68,436)	$891,827

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, March 31, 2025	18,101,765	$90,510	$234,355	$545,372	$(86,065)	$784,172
Net income				24,899		24,899
Other comprehensive income (loss)					5,448	5,448
Cash dividends declared ($0.47 per share)				(8,466)		(8,466)
Issuance of common stock	11,776	59	397			456
Issuance of restricted stock	(2,608)	(14)	14			0
Vesting of restricted stock	(5,562)	(28)	28			0
Stock-based compensation			360			360
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869

See notes to condensed consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2025	18,115,847	$90,581	$236,423	$593,888	$(64,820)	$856,072
Net income				56,815		56,815
Other comprehensive income (loss)					(3,616)	(3,616)
Cash dividends declared ($1.06 per share)				(19,144)		(19,144)
Issuance of common stock	39,226	196	631			827
Issuance of restricted stock	34,175	171	(171)			0
Vesting of restricted stock	(25,527)	(128)	128			0
Stock-based compensation			873			873
Balance, June 30, 2026	18,163,721	$90,820	$237,884	$631,559	$(68,436)	$891,827

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				46,871		46,871
Other comprehensive income (loss)					17,752	17,752
Cash dividends declared ($0.94 per share)				(16,927)		(16,927)
Issuance of common stock	42,578	213	519			732
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(28,106)	(141)	141			0
Forfeiture of restricted stock	(5,562)	(28)	28			0
Stock-based compensation			857			857
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$56,815	$46,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,194	1,983
Amortization of operating lease right-of-use assets	402	835
Deferred tax expense (benefit)	72	(754)
Stock-based compensation	978	947
Provision for credit losses	5,082	5,662
Write-downs of other real estate owned and other repossessed assets	15	36
Gains on sale of mortgage loans held for sale	(112)	(124)
Securities gains	(12)	(1)
Fair value adjustments in equity securities	(424)	(629)
(Gains) losses on sale of assets, net	16	(111)
Proceeds from sale of mortgage loans held for sale	4,120	4,582
Funding of mortgage loans held for sale	(3,843)	(4,669)
Amortization of securities premiums and discounts, net	1,107	1,219
Change in cash surrender value of bank owned life insurance	(2,186)	(1,454)
Payment of operating lease liabilities	(412)	(824)
Interest expense on finance lease liabilities	110	81
Fair value adjustment in mortgage servicing rights:	38	311
Changes in:
Accrued interest receivable	137	303
Other assets	6,558	(1,567)
Accrued interest payable	7,885	6,753
Other liabilities	5,030	(6,937)
Net cash provided by operating activities	83,570	52,513

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(130,787)	(52,375)
Proceeds from sales of AFS securities	45,568	0
Proceeds from prepayments, calls, and maturities of AFS securities	148,343	135,548
Change in loans, net	(232,735)	(219,569)
Purchase of premises and equipment	(2,574)	(4,437)
Purchase of Federal Home Loan Bank stock	(325)	(4,491)
Proceeds from sale of other real estate owned and repossessed assets	29	375
Additional investment in bank owned life insurance	0	(13,548)
Redemption of bank owned life insurance	604	438
Proceeds from settlement of bank owned life insurance	542	0
Net cash used in investing activities	(171,335)	(158,059)

See notes to condensed consolidated financial statements.

Cash flows from financing activities:
Change in deposits, net	268,705	162,819
Change in repurchase agreements and federal funds purchased, net	(11,705)	(15,091)
Proceeds from Federal Home Loan Bank advances	0	100,000
Payments on advances from Federal Home Loan Bank	(9)	(100,010)
Payment of finance lease liabilities	(115)	(79)
Repayment of long-term debt/other borrowings	(120)	(115)
Issuance of common stock	827	732
Dividends paid	(19,155)	(16,925)
Net cash provided by financing activities	238,428	131,331
Net decrease in cash and cash equivalents	150,663	25,785
Cash and cash equivalents at beginning of period	363,684	369,505
Cash and cash equivalents at end of period	$514,347	$395,290

Supplemental disclosures:
Income taxes paid	$16,081	$14,425
Interest paid	51,437	55,565
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	233	2,248
Common stock dividends accrued, paid in subsequent quarter	323	278
Real estate acquired in settlement of loans	744	3,733
Right-of-use assets obtained in exchange for new operating lease liabilities	0	1,719

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

Recently Issued Accounting Guidance, Not Yet Adopted as of June 30, 2026

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
		For interim and annual periods beginning in 2027	This ASU has no impact on CTBI’s financial statements at this time. Early adoption is allowed.

Note 2 – Securities

The amortized cost and fair value of debt securities available-for-sale are summarized as follows:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$154,652	$47	$(7,393)	$147,306
State and political subdivisions	285,200	51	(37,266)	247,985
Agency mortgage-backed securities	687,825	234	(46,722)	641,337
Asset-backed securities	15,042	26	(15)	15,053
Total available-for-sale securities	$1,142,719	$358	$(91,396)	$1,051,681

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$243,840	$65	$(8,146)	$235,759
State and political subdivisions	303,118	117	(36,344)	266,891
Agency mortgage-backed securities	630,172	1,119	(43,029)	588,262
Asset-backed securities	29,808	57	(58)	29,807
Total available-for-sale securities	$1,206,938	$1,358	$(87,577)	$1,120,719

The amounts reported in the preceding tables exclude accrued interest on securities of $4.3 million and $4.5 million at June 30, 2026 and December 31, 2025, respectively, which is presented as a component of accrued interest receivable in the consolidated balance sheets.

The amortized cost and fair value of debt securities at June 30, 2026 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$300	$299
Due after one through five years	222,575	210,730
Due after five through ten years	114,039	100,175
Due after ten years	102,938	84,087
Agency mortgage-backed securities	687,825	641,337
Asset-backed securities	15,042	15,053
Total debt securities	$1,142,719	$1,051,681

During the three months ended June 30, 2026, we had a net securities gain of $924 thousand, consisting of a pre-tax gain of $12 thousand on sales and calls of AFS securities and an unrealized gain of $912 thousand from the fair value adjustment of equity securities.  During the three months ended June 30, 2025, we had a net securities gain of $150 thousand, consisting of a pre-tax gain of $1 thousand on calls of AFS securities and an unrealized gain of $149 thousand from the fair value adjustment of equity securities.  During the six months ended June 30, 2026, we had a net securities gain of $436 thousand, consisting of a pre-tax gain of $12 thousand realized on sales and calls of AFS securities and an unrealized gain of $424 thousand from the fair value adjustment of equity securities.  During the six months ended June 30, 2025, we had a net securities gain of $630 thousand, consisting of a pre-tax gain of $1 thousand realized on calls of AFS securities and an unrealized gain of $629 thousand from the fair value adjustment of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $591.5 million and $602.6 million at June 30, 2026 and December 31, 2025, respectively.

The fair value of securities pledged was $541.7 million and $556.9 million at June 30, 2026 and December 31, 2025, respectively.

The amortized cost of securities sold under agreements to repurchase amounted to $400.2 million and $386.8 million at June 30, 2026 and December 31, 2025, respectively.  The fair value of securities pledged was $368.1 million and $358.1 million at June 30, 2026 and December 31, 2025, respectively.

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2026 and December 31, 2025 indicates that all impairment is market and interest rate driven and not credit-related.  The percentage of total debt securities with unrealized losses as of June 30, 2026 was 93.8% compared to 85.4% as of December 31, 2025.  The following tables provide the amortized cost, gross unrealized losses, and fair value of debt securities available-for-sale, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of the periods indicated that are not deemed to have credit losses.

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$10	$0	$10
State and political subdivisions	11,818	(1,105)	10,713
Agency mortgage-backed securities	286,796	(3,351)	283,445
Asset-backed securities	8,276	(15)	8,261
Total <12 months AFS securities with unrealized losses	306,900	(4,471)	302,429

12 Months or More
U.S. Treasury and government agencies	151,452	(7,393)	144,059
State and political subdivisions	262,693	(36,161)	226,532
Agency mortgage-backed securities	357,320	(43,371)	313,949
Asset-backed securities	0	0	0
Total ≥12 months AFS securities with unrealized losses	771,465	(86,925)	684,540

Total
U.S. Treasury and government agencies	151,462	(7,393)	144,069
State and political subdivisions	274,511	(37,266)	237,245
Agency mortgage-backed securities	644,116	(46,722)	597,394
Asset-backed securities	8,276	(15)	8,261
Total AFS securities with unrealized losses	$1,078,365	$(91,396)	$986,969

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$954	$(2)	$952
State and political subdivisions	8,129	(1,232)	6,897
Agency mortgage-backed securities	113,962	(633)	113,329
Asset-backed securities	6,911	(2)	6,909
Total <12 months AFS securities with unrealized losses	129,956	(1,869)	128,087

12 Months or More
U.S. Treasury and government agencies	238,808	(8,144)	230,664
State and political subdivisions	274,927	(35,112)	239,815
Agency mortgage-backed securities	384,506	(42,396)	342,110
Asset-backed securities	16,235	(56)	16,179
Total ≥12 months AFS securities with unrealized losses	914,476	(85,708)	828,768

Total
U.S. Treasury and government agencies	239,762	(8,146)	231,616
State and political subdivisions	283,056	(36,344)	246,712
Agency mortgage-backed securities	498,468	(43,029)	455,439
Asset-backed securities	23,146	(58)	23,088
Total AFS securities with unrealized losses	$1,044,432	$(87,577)	$956,855

Equity Securities at Fair Value

Equity securities at fair value as of June 30, 2026 were $4.6 million, as a result of a $912 thousand increase in the fair value during the quarter.  Equity securities at fair value as of December 31, 2025 were $4.2 million, as a result of a $373 thousand increase in the fair value in 2025.  No equity securities were sold during 2025 or the first six months of 2026.

Note 3 – Loans

          Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	June 30 2026	December 31 2025
Hotel/motel	$528,697	$497,764
Commercial real estate residential	599,454	580,652
Commercial real estate nonresidential	1,005,462	959,915
Dealer floorplans	79,821	83,812
Commercial other	384,080	371,132
Commercial loans	2,597,514	2,493,275

Real estate mortgage	1,289,157	1,206,820
Home equity lines	195,270	186,798
Residential loans	1,484,427	1,393,618

Consumer direct	139,865	145,591
Consumer indirect	903,125	862,458
Consumer loans	1,042,990	1,008,049

Net loans	$5,124,931	$4,894,942

Unearned fees included above totaled $419 thousand and $359 thousand as of June 30, 2026 and December 31, 2025, respectively, while the unamortized premiums on the indirect lending portfolio totaled $36.9 million and $34.5 million as of June 30, 2026 and December 31, 2025, respectively.

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loans balances above.  Loans held for sale are recorded at lower of cost or fair value.  There were no loans held for sale at June 30, 2026 compared to $0.2 million at December 31, 2025.

Accrued interest receivable from loans, which is excluded from loan balances, was $21.3 million and $19.7 million at June 30, 2026 and December 31, 2025, respectively.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Allowance for Credit Losses

The balance in the allowance for credit losses increased during the quarter, primarily as a result of the change in loan volume with significant increases in the commercial, residential, and consumer indirect loan portfolios.  The following tables present the activity in the ACL for loans for the periods indicated.

	Three Months Ended June 30, 2026
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$6,777	$339	$0	$0	$7,116	11.3%
Commercial real estate residential	6,466	(170)	0	5	6,301	10.0
Commercial real estate nonresidential	12,107	(583)	(10)	3	11,517	18.3
Dealer floorplans	837	18	0	0	855	1.3
Commercial other	3,916	583	(308)	66	4,257	6.8
Real estate mortgage	14,687	1,090	(6)	10	15,781	25.0
Home equity	1,301	99	0	1	1,401	2.2
Consumer direct	1,814	219	(338)	108	1,803	2.9
Consumer indirect	13,416	1,002	(1,450)	1,002	13,970	22.2
Total ACL	$61,321	$2,597	$(2,112)	$1,195	$63,001	100.0%

	Six Months Ended June 30, 2026
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$6,902	$214	$0	$0	$7,116	11.3%
Commercial real estate residential	6,397	(99)	(7)	10	6,301	10.0
Commercial real estate nonresidential	11,630	(35)	(84)	6	11,517	18.3
Dealer floorplans	798	57	0	0	855	1.3
Commercial other	3,620	1,312	(860)	185	4,257	6.8
Real estate mortgage	14,047	1,910	(195)	19	15,781	25.0
Home equity	1,276	137	(14)	2	1,401	2.2
Consumer direct	1,971	181	(563)	214	1,803	2.9
Consumer indirect	13,528	1,390	(3,075)	2,127	13,970	22.2
Total ACL	$60,169	$5,067	$(4,798)	$2,563	$63,001	100.0%

	Three Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,594	$10	$0	$0	$5,604	9.7%
Commercial real estate residential	6,059	457	(41)	5	6,480	11.2
Commercial real estate nonresidential	11,381	72	0	4	11,457	19.8
Dealer floorplans	551	(44)	0	0	507	0.9
Commercial other	3,936	220	(551)	106	3,711	6.4
Real estate mortgage	12,322	630	(2)	3	12,953	22.4
Home equity	1,309	298	(7)	4	1,604	2.8
Consumer direct	2,127	104	(199)	99	2,131	3.7
Consumer indirect	13,682	470	(1,728)	954	13,378	23.1
Total ACL	$56,961	$2,217	$(2,528)	$1,175	$57,825	100%

	Six Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,208	$396	$0	$0	$5,604	9.7%
Commercial real estate residential	5,467	1,062	(59)	10	6,480	11.2
Commercial real estate nonresidential	10,307	1,144	(2)	8	11,457	19.8
Dealer floorplans	682	(175)	0	0	507	0.9
Commercial other	3,832	648	(955)	186	3,711	6.4
Real estate mortgage	12,504	514	(80)	15	12,953	22.4
Home equity	1,499	99	(7)	13	1,604	2.8
Consumer direct	2,221	197	(467)	180	2,131	3.7
Consumer indirect	13,248	1,900	(3,680)	1,910	13,378	23.1
Total ACL	$54,968	$5,785	$(5,250)	$2,322	$57,825	100%

Financial instrument credit losses apply to off-balance sheet credit exposures such as unfunded loan commitments and standby letters of credit.  A liability for expected credit losses for off-balance sheet exposures is recognized if the entity has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the entity.  Changes in this allowance are reflected in provision expense.  The total unfunded commitment off-balance sheet credit exposure is presented below.

	Three Months Ended June 30, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$832	$144	$0	$0	$976
Real estate mortgage	260	18	0	0	278
Consumer	18	12	0	0	30
Total unfunded commitment off-balance sheet credit exposure	$1,110	$174	$0	$0	$1,284

	Six Months Ended June 30, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$950	$26	$0	$0	$976
Real estate mortgage	298	(20)	0	0	278
Consumer	21	9	0	0	30
Total unfunded commitment off-balance sheet credit exposure	$1,269	$15	$0	$0	$1,284

	Three Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(172)	$0	$0	$899
Real estate mortgage	372	48	0	0	420
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(123)	$0	$0	$1,342

	Six Months Ended June 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(172)	$0	$0	$899
Real estate mortgage	372	48	0	0	420
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(123)	$0	$0	$1,342

Nonperforming loans

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, were as follows:

	June 30, 2026
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$917	$1,700	$2,617
Commercial real estate nonresidential	83	3,699	1,361	5,143
Commercial other	33	1,792	8,816	10,641
Total commercial loans	116	6,408	11,877	18,401

Real estate mortgage	0	4,063	5,575	9,638
Home equity lines	0	207	747	954
Total residential loans	0	4,270	6,322	10,592

Consumer direct	0	0	132	132
Consumer indirect	0	0	620	620
Total consumer loans	0	0	752	752

Loans and lease financing	$116	$10,678	$18,951	$29,745

	December 31, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$867	$2,085	$2,952
Commercial real estate nonresidential	86	2,972	1,187	4,245
Commercial other	26	896	901	1,823
Total commercial loans	112	4,735	4,173	9,020

Real estate mortgage	0	3,429	5,098	8,527
Home equity lines	0	263	624	887
Total residential loans	0	3,692	5,722	9,414

Consumer direct	0	0	51	51
Consumer indirect	0	0	677	677
Total consumer loans	0	0	728	728

Loans and lease financing	$112	$8,427	$10,623	$19,162

Interest income recognized on nonaccrual loans for the three and six months ended June 30, 2026 and for the year ended December 31, 2025 totaled $137.8 thousand, $142.2 thousand, and $66.2 thousand, respectively.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment (including loans 90 days past due and still accruing):

	June 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$528,697	$528,697
Commercial real estate residential	990	394	1,876	3,260	596,194	599,454
Commercial real estate nonresidential	2,966	1,148	3,848	7,962	997,500	1,005,462
Dealer floorplans	0	0	0	0	79,821	79,821
Commercial other	962	578	9,805	11,345	372,735	384,080
Total commercial loans	4,918	2,120	15,529	22,567	2,574,947	2,597,514

Real estate mortgage	1,683	4,072	8,551	14,306	1,274,851	1,289,157
Home equity lines	1,843	860	829	3,532	191,738	195,270
Total residential loans	3,526	4,932	9,380	17,838	1,466,589	1,484,427

Consumer direct	550	207	132	889	138,976	139,865
Consumer indirect	4,008	1,219	620	5,847	897,278	903,125
Total consumer loans	4,558	1,426	752	6,736	1,036,254	1,042,990

Loans and lease financing	$13,002	$8,478	$25,661	$47,141	$5,077,790	$5,124,931

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$497,764	$497,764
Commercial real estate residential	216	282	2,262	2,760	577,892	580,652
Commercial real estate nonresidential	2,010	2,814	4,005	8,829	951,086	959,915
Dealer floorplans	0	0	0	0	83,812	83,812
Commercial other	830	87	1,548	2,465	368,667	371,132
Total commercial loans	3,056	3,183	7,815	14,054	2,479,221	2,493,275

Real estate mortgage	2,543	4,063	7,594	14,200	1,192,620	1,206,820
Home equity lines	1,435	451	644	2,530	184,268	186,798
Total residential loans	3,978	4,514	8,238	16,730	1,376,888	1,393,618

Consumer direct	1,203	377	51	1,631	143,960	145,591
Consumer indirect	3,767	962	677	5,406	857,052	862,458
Total consumer loans	4,970	1,339	728	7,037	1,001,012	1,008,049

Loans and lease financing	$12,004	$9,036	$16,781	$37,821	$4,857,121	$4,894,942

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

Term Loans Amortized Cost Basis by Origination Year As of June 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$58,883	$81,909	$57,804	$71,391	$109,300	$99,598	$4,169	$483,054
Watch	0	0	0	1,987	18,433	14,059	0	34,479
OAEM	0	0	0	0	0	6,664	0	6,664
Substandard	0	0	728	0	3,772	0	0	4,500
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	58,883	81,909	58,532	73,378	131,505	120,321	4,169	528,697

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	71,476	147,885	93,267	85,786	59,739	84,332	26,570	569,055
Watch	5,092	2,678	911	4,184	557	9,125	532	23,079
OAEM	0	0	0	0	0	48	0	48
Substandard	1,122	692	480	413	349	4,216	0	7,272
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	77,690	151,255	94,658	90,383	60,645	97,721	27,102	599,454

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	(7)	0	(7)

Commercial real estate nonresidential
Risk rating:
Pass	121,723	179,496	129,023	79,736	101,263	246,466	64,222	921,929
Watch	761	4,758	6,830	10,043	6,150	24,074	1,036	53,652
OAEM	0	0	0	0	0	0	0	0
Substandard	8,835	1,776	458	1,761	2,419	14,441	191	29,881
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate nonresidential	131,319	186,030	136,311	91,540	109,832	284,981	65,449	1,005,462

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	(4)	(79)	0	(1)	0	(84)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	67,981	67,981
Watch	0	0	0	0	0	0	11,840	11,840
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	79,821	79,821

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	66,787	74,276	18,092	26,722	26,546	36,198	94,376	342,997
Watch	362	1,404	3,736	473	358	8,288	5,388	20,009
OAEM	0	0	0	0	0	18	0	18
Substandard	1,596	10,218	1,176	2,984	377	329	4,229	20,909
Doubtful	147	0	0	0	0	0	0	147
Total commercial other	68,892	85,898	23,004	30,179	27,281	44,833	103,993	384,080

Commercial other year-to-date gross charge-offs	(375)	(303)	(146)	0	(22)	(14)	0	(860)

Commercial loans
Risk rating:
Pass	318,869	483,566	298,186	263,635	296,848	466,594	257,318	2,385,016
Watch	6,215	8,840	11,477	16,687	25,498	55,546	18,796	143,059
OAEM	0	0	0	0	0	6,730	0	6,730
Substandard	11,553	12,686	2,842	5,158	6,917	18,986	4,420	62,562
Doubtful	147	0	0	0	0	0	0	147
Total commercial loans	336,784	505,092	312,505	285,480	329,263	547,856	280,534	2,597,514

Total commercial loans year-to-date gross charge-offs	$(375)	$(303)	$(150)	$(79)	$(22)	$(22)	$0	$(951)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$83,005	$58,850	$79,857	$116,984	$24,564	$86,215	$5,604	$455,079
Watch	0	0	2,010	18,679	0	11,022	0	31,711
OAEM	0	0	0	0	6,403	0	0	6,403
Substandard	0	748	0	3,823	0	0	0	4,571
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	83,005	59,598	81,867	139,486	30,967	97,237	5,604	497,764

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	174,717	100,517	91,321	63,970	50,454	44,689	22,447	548,115
Watch	9,182	937	4,018	489	3,543	5,512	174	23,855
OAEM	0	0	192	0	0	52	0	244
Substandard	2,074	511	490	598	1,835	2,881	49	8,438
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	185,973	101,965	96,021	65,057	55,832	53,134	22,670	580,652

Commercial real estate residential year-to-date gross charge-offs	(160)	(18)	(125)	0	0	(16)	0	(319)

Commercial real estate nonresidential
Risk rating:
Pass	180,461	163,870	98,249	106,344	99,628	169,989	55,839	874,380
Watch	3,840	6,849	12,112	6,839	17,310	10,136	1,011	58,097
OAEM	0	99	0	0	0	0	0	99
Substandard	3,889	431	2,127	2,390	2,379	16,122	0	27,338
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	188,190	171,249	112,488	115,573	119,317	196,248	56,850	959,915

Commercial real estate nonresidential year-to-date gross charge-offs	0	(1,375)	0	0	0	(2)	0	(1,377)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	73,240	73,240
Watch	0	0	0	0	0	0	10,293	10,293
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	83,812	83,812

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	97,104	37,248	35,594	29,023	21,350	19,299	86,954	326,572
Watch	1,713	1,017	813	515	149	419	14,035	18,661
OAEM	0	0	82	0	7,892	18	0	7,992
Substandard	11,973	1,219	3,071	466	94	320	657	17,800
Doubtful	107	0	0	0	0	0	0	107
Total commercial other	110,897	39,484	39,560	30,004	29,485	20,056	101,646	371,132

Commercial other year-to-date gross charge-offs	(892)	(106)	(260)	(6)	(268)	(145)	0	(1,677)

Commercial loans
Risk rating:
Pass	535,287	360,485	305,021	316,321	195,996	320,192	244,084	2,277,386
Watch	14,735	8,803	18,953	26,522	21,002	27,089	25,513	142,617
OAEM	0	99	274	0	14,295	70	0	14,738
Substandard	17,936	2,909	5,688	7,277	4,308	19,323	985	58,426
Doubtful	107	0	0	0	0	1	0	108
Total commercial loans	$568,065	$372,296	$329,936	$350,120	$235,601	$366,675	$270,582	$2,493,275

Total commercial loans year-to-date gross charge-offs	$(1,052)	$(1,499)	$(385)	$(6)	$(268)	$(163)	$0	$(3,373)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

Term Loans Amortized Cost Basis by Origination Year As of June 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,811	$188,505	$194,316
Nonperforming	0	0	0	0	0	278	676	954
Total home equity lines	0	0	0	0	0	6,089	189,181	195,270

Home equity year-to-date gross charge-offs	0	0	(11)	0	0	(3)	0	(14)

Mortgage loans
Performing	159,795	288,942	154,000	151,369	116,941	408,472	0	1,279,519
Nonperforming	670	1,529	1,125	1,839	1,187	3,288	0	9,638
Total mortgage loans	160,465	290,471	155,125	153,208	118,128	411,760	0	1,289,157

Mortgage loans year-to-date gross charge-offs	0	0	0	(108)	(74)	(13)	0	(195)

Residential loans
Performing	159,795	288,942	154,000	151,369	116,941	414,283	188,505	1,473,835
Nonperforming	670	1,529	1,125	1,839	1,187	3,566	676	10,592
Total residential loans	160,465	290,471	155,125	153,208	118,128	417,849	189,181	1,484,427

Total residential loans year-to-date gross charge-offs	0	0	(11)	(108)	(74)	(16)	0	(209)

Consumer direct loans
Performing	31,169	37,371	21,828	16,864	9,866	22,635	0	139,733
Nonperforming	5	14	110	0	3	0	0	132
Total consumer direct loans	31,174	37,385	21,938	16,864	9,869	22,635	0	139,865

Consumer direct loans year-to-date gross charge-offs	0	(172)	(101)	(83)	(18)	(189)	0	(563)

Consumer indirect loans
Performing	234,270	289,925	174,027	115,728	63,061	25,494	0	902,505
Nonperforming	12	102	86	271	113	36	0	620
Total consumer indirect loans	234,282	290,027	174,113	115,999	63,174	25,530	0	903,125

Consumer indirect loans year-to-date gross charge-offs	(34)	(596)	(606)	(929)	(717)	(193)	0	(3,075)

Consumer loans
Performing	265,439	327,296	195,855	132,592	72,927	48,129	0	1,042,238
Nonperforming	17	116	196	271	116	36	0	752
Total consumer loans	265,456	327,412	196,051	132,863	73,043	48,165	0	1,042,990

Total consumer loans year-to-date gross charge-offs	$(34)	$(768)	$(707)	$(1,012)	$(735)	$(382)	$0	$(3,638)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,744	$180,167	$185,911
Nonperforming	0	0	0	0	0	221	666	887
Total home equity lines	0	0	0	0	0	5,965	180,833	186,798

Home equity year-to-date gross charge-offs	0	0	0	0	0	(9)	0	(9)

Mortgage loans
Performing	299,236	173,336	168,206	123,839	132,923	300,753	0	1,198,293
Nonperforming	708	1,387	1,213	1,905	547	2,767	0	8,527
Total mortgage loans	299,944	174,723	169,419	125,744	133,470	303,520	0	1,206,820

Mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(189)	0	(242)

Residential loans
Performing	299,236	173,336	168,206	123,839	132,923	306,497	180,167	1,384,204
Nonperforming	708	1,387	1,213	1,905	547	2,988	666	9,414
Total residential loans	$299,944	$174,723	$169,419	$125,744	$133,470	$309,485	$180,833	$1,393,618

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(198)	$0	$(251)

Consumer direct loans
Performing	$54,669	$28,377	$21,704	$12,833	$11,667	$16,290	$0	$145,540
Nonperforming	22	0	29	0	0	0	0	51
Total consumer direct loans	54,691	28,377	21,733	12,833	11,667	16,290	0	145,591

Consumer direct loans year-to-date gross charge-offs	(69)	(291)	(292)	(202)	(55)	(60)	0	(969)

Consumer indirect loans
Performing	356,525	219,121	151,128	90,077	30,999	13,931	0	861,781
Nonperforming	83	104	233	122	107	28	0	677
Total consumer indirect loans	356,608	219,225	151,361	90,199	31,106	13,959	0	862,458

Consumer indirect loans year-to-date gross charge-offs	(245)	(1,563)	(3,283)	(1,849)	(503)	(260)	0	(7,703)

Consumer loans
Performing	411,194	247,498	172,832	102,910	42,666	30,221	0	1,007,321
Nonperforming	105	104	262	122	107	28	0	728
Total consumer loans	$411,299	$247,602	$173,094	$103,032	$42,773	$30,249	$0	$1,008,049

Total consumer loans year-to-date gross charge-offs	$(314)	$(1,854)	$(3,575)	$(2,051)	$(558)	$(320)	$0	$(8,672)

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $3.5 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis.  Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	June 30, 2026
($ in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$10,076	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	7	24,858	525
Commercial other	5	13,797	0
Total collateral dependent loans	15	$50,252	$525

	December 31, 2025
($ in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,861	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	6	17,094	725
Commercial other	4	19,191	0
Total collateral dependent loans	13	$47,667	$725

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss at June 30, 2026 is $0.5 million.  This expected loss is tied to two unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The hotel/motel, commercial real estate residential, and commercial real estate nonresidential segments are all collateralized with real estate.  The four loans listed in the commercial other segment at June 30, 2026 are collateralized by inventory, equipment, and accounts receivable. One evaluated credit is an ACH commitment that is unsecured, but it has no balance outstanding.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.

These loans, segregated by loan segment and concession granted, are presented below for the quarter ended June 30, 2026:

	Amortized Cost at June 30, 2026
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate nonresidential	$7,253	0.72%	$296	0.03%
Commercial other	0	0.00	357	0.09
Commercial loans	7,253	0.28	653	0.03

Real estate mortgage	535	0.04	3,964	0.31
Residential loans	535	0.04	3,964	0.27

Consumer direct	0	0.00	73	0.05
Consumer indirect	0	0.00	54	0.01
Consumer loans	0	0.00	127	0.01

Loans and lease financing	$7,788	0.15%	$4,744	0.09%

	Amortized Cost at June 30, 2026
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$40	0.01%	$0	0.00%
Commercial real estate nonresidential	0	0.00	368	0.04
Commercial other	295	0.08	311	0.08
Commercial loans	335	0.01	679	0.03

Real estate mortgage	431	0.03	0	0.00
Home equity lines	169	0.09	0	0.00
Residential loans	600	0.04	0	0.00

Consumer indirect	0	0.00	21	0.00
Consumer loans	0	0.00	21	0.00

Loans and lease financing	$935	0.02%	$700	0.01%

	Amortized Cost at June 30, 2026
($ in thousands)	Combination – Term Extension and Payment Change	% of total	Combination – Interest Rate Reduction and Payment Change	% of total
Real estate mortgage	$0	0.00%	$487	0.04%
Residential loans	0	0.00	487	0.03

Consumer indirect	48	0.01	0	0.00
Consumer loans	48	0.00	0	0.00

Loans and lease financing	$48	0.00%	$487	0.01%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the quarter ended June 30, 2026:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate nonresidential	Weighted-average contractual interest rate remained at 2.5%	Added a weighted-average 5.6 years to life of the loans

Commercial other		Added a weighted-average 1.7 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.3% to 3.8%	Added a weighted-average 8.8 years to life of the loans

Consumer direct		Added a weighted-average 1.8 years to life of the loans

Consumer indirect		Added a weighted-average 3.0 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.8% to 7.8% and increased the weighted-average life by 13.2 years

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term

Commercial other	Reduced weighted-average contractual interest rate from 8.5% to 7.8% and increased the weighted-average life by 15.3 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 3.5% to 3.0% and increased the weighted-average life by 7.4 years

Home equity lines	Reduced weighted-average contractual interest rate from 8.1% to 6.8% and increased the weighted-average life by 7.9 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

Loan Type	Combination – Term Extension and Payment Change Financial Impact	Combination – Interest Rate Reduction and Payment Change
Real estate mortgage		Reduced weighted-average contractual interest rate from 7.1% to 4.1% and provided payment changes with any deferred payments added to the end of the loan term.

Consumer indirect	Added a weighted-average 4.2 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

These loans, segregated by loan segment and concession granted, are presented below for the six months ended June 30, 2026:

	Amortized Cost at June 30, 2026
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$28	0.00%
Commercial real estate nonresidential	7,253	0.72	296	0.03
Commercial other	0	0.00	518	0.13
Commercial loans	7,253	0.28	842	0.03

Real estate mortgage	1,651	0.13	5,827	0.45
Residential loans	1,651	0.11	5,827	0.39

Consumer direct	0	0.00	73	0.05
Consumer indirect	0	0.00	133	0.01
Consumer loans	0	0.00	206	0.02

Loans and lease financing	$8,904	0.17%	$6,875	0.13%

	Amortized Cost at June 30, 2026
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$40	0.01%	$97	0.02%
Commercial real estate nonresidential	0	0.00	2,731	0.27
Commercial other	321	0.08	372	0.10
Commercial loans	361	0.01	3,200	0.12

Real estate mortgage	529	0.04	0	0.00
Home equity lines	184	0.09	0	0.00
Residential loans	713	0.05	0	0.00

Consumer indirect	0	0.00	21	0.00
Consumer loans	0	0.00	21	0.00

Loans and lease financing	$1,074	0.02%	$3,221	0.06%

	Amortized Cost at June 30, 2026
($ in thousands)	Combination – Term Extension and Payment Change	% of total	Combination – Interest Rate Reduction and Payment Change	% of total
Commercial real estate residential	$60	0.01%	$0	0.00%
Commercial loans	60	0.00	0	0.00

Real estate mortgage	20	0.00	487	0.04
Residential loans	20	0.00	487	0.03

Consumer indirect	98	0.01	0	0.00
Consumer loans	98	0.01	0	0.00

Loans and lease financing	$178	0.00%	$487	0.01%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended June 30, 2026:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Weighted-average contractual interest rate remained at 2.5%	Added a weighted-average 1.1 years to life of the loans

Commercial other		Added a weighted-average 0.5 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.3% to 3.3%	Added a weighted-average 0.4 years to life of the loans

Consumer direct		Added a weighted-average 0.5 years to life of the loans

Consumer indirect		Added a weighted-average 0.5 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.8% to 7.8% and increased the weighted-average life by 13.2 years	Provided payment changes that will be added to the end of the original loan term.

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term.

Commercial other	Reduced weighted-average contractual interest rate from 8.7% to 7.9% and increased the weighted-average life by 7.3 years	Provided payment changes that will be added to the end of the original loan term.

Real estate mortgage	Reduced weighted-average contractual interest rate from 3.4% to 3.0% and increased the weighted-average life by 6.8 years

Home equity lines	Reduced weighted-average contractual interest rate from 8.0% to 6.8% and increased the weighted-average life by 3.9 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term.

Loan Type	Combination – Term Extension and Payment Change Financial Impact	Combination – Interest Rate Reduction and Payment Change
Commercial real estate nonresidential	Added a weighted-average 0.3 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

Real estate mortgage	Added a weighted-average 5.0 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.	Reduced weighted-average contractual interest rate from 7.1% to 4.1% and provided payment changes with any deferred payments added to the end of the loan term.

Consumer indirect	Added a weighted-average 1.7 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term.

These loans, segregated by loan segment and concession granted, are presented below for the quarter ended June 30, 2025:

	Amortized Cost at June 30, 2025
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$299	0.05%
Commercial real estate nonresidential	7,254	0.79	0	0.00
Commercial other	0	0.00	264	0.07
Commercial loans	7,254	0.30	563	0.02

Real estate mortgage	57	0.01	3,007	0.27
Home equity lines	0	0.00	107	0.06
Residential loans	57	0.00	3,114	0.24

Consumer direct	0	0.00	176	0.12
Consumer indirect	0	0.00	121	0.01
Consumer loans	0	0.00	297	0.03

Loans and lease financing	$7,311	0.16%	$3,974	0.08%

	Amortized Cost at June 30, 2025
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	498	0.09	0	0.00
Commercial real estate nonresidential	0	0.00	92	0.01
Commercial other	203	0.06	29	0.01
Commercial loans	701	0.03	121	0.01

Real estate mortgage	560	0.05	35	0.00
Home equity lines	49	0.03	0	0.00
Residential loans	609	0.05	35	0.00

Consumer indirect	0	0.00	51	0.01
Consumer loans	0	0.00	51	0.00

Loans and lease financing	$1,310	0.03%	$207	0.00%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the quarter ended June 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.0%

Commercial other		Added a weighted-average 1.9 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 8.2% to 3.8%	Added a weighted-average 0.3 years to life of the loans

Home equity lines		Added a weighted-average 4.7 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 0.8 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.5% to 8.8% and increased the weighted-average life by 20.0 years

Commercial real estate nonresidential		Provided payment changes that will be added to the end of the original loan term

Commercial other	Reduced weighted-average contractual interest rate from 10.0% to 8.0% and increased the weighted-average life by 0.9 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.2% to 3.8% and increased the weighted-average life by 5.7 years	Provided payment changes that will be added to the end of the original loan term

Home Equity Lines	Weighted-average contractual interest rate remained at 7.5% and increased the weighted-average life by 4.6 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

These loans, segregated by loan segment and concession granted, are presented below for the six months ended June 30, 2025:

	Amortized Cost at June 30, 2025
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$299	0.05%
Commercial real estate nonresidential	7,382	0.81	2,466	0.27
Commercial other	0	0.00	1,260	0.35
Commercial loans	7,382	0.31	4,025	0.17

Real estate mortgage	374	0.03	5,137	0.46
Home equity lines	0	0.00	321	0.18
Residential loans	374	0.03	5,458	0.42

Consumer direct	0	0.00	223	0.15
Consumer indirect	0	0.00	286	0.03
Consumer loans	0	0.00	509	0.05

Loans and lease financing	$7,756	0.16%	$9,992	0.21%

	Amortized Cost at June 30, 2025
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$975	0%	$0	0.00%
Commercial real estate nonresidential	0	0.00	351	0.04
Commercial other	562	0.16	539	0.15
Commercial loans	1,537	0.06	890	0.04

Real estate mortgage	613	0.06	35	0.00
Home equity lines	50	0.03	0	0.00
Residential loans	663	0.05	35	0.00

Consumer indirect	0	0.00	155	0.02
Consumer loans	0	0.00	155	0.02

Loans and lease financing	$2,200	0.05%	$1,080	0.02%

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

No charge-offs have resulted from the presented modifications.  We had commitments to extend additional credit in the amount of $3 thousand at June 30, 2026, and no commitments to extend additional credit at June 30, 2025, on loans that were considered in financial difficulty.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of June 30, 2026.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Commercial real estate residential	$324	$0	$0	$0
Commercial real estate nonresidential	11,179	178	0	0
Commercial other	1,160	0	0	302
Real estate mortgage	11,557	1,233	834	355
Home equity lines	425	0	66	0
Consumer direct	86	4	0	0
Consumer indirect	496	21	0	0
Loans to borrowers experiencing financial difficulty	$25,227	$1,436	$900	$657

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended June 30, 2026, there were 7 loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended June 30, 2026
($ in thousands)	Number of Loans	Recorded Balance
Commercial other	2	$157
Real estate mortgage	4	421
Home equity lines	1	66
Loans to borrowers experiencing financial difficulty	7	$644

	Six Months Ended June 30, 2026
($ in thousands)	Number of Loans	Recorded Balance
Commercial other	2	$157
Real estate mortgage	6	546
Home equity lines	1	66
Loans to borrowers experiencing financial difficulty	9	$769

	Three Months Ended June 30, 2025
($ in thousands)	Number of Loans	Recorded Balance
Commercial other	1	$95
Real estate mortgage	1	33
Loans to borrowers experiencing financial difficulty	2	$128

	Six Months Ended June 30, 2025
($ in thousands)	Number of Loans	Recorded Balance
Commercial real estate residential	1	$18
Commercial other	2	338
Real estate mortgage	2	82
Loans to borrowers experiencing financial difficulty	5	$438

Note 4 – Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

(in thousands)	Balance Outstanding at Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
June 30, 2026	$297,094	$300,828	$301,457
December 31, 2025	$308,799	$291,512	$308,799
June 30, 2025	$225,075	$233,206	$230,898

At June 30, 2026 and December 31, 2025, we had amounts at risk under repurchase agreements for one customer exceeding 10% of shareholders’ equity with a balance of $148.0 million at each period end and weighted average maturities of 5.0 months and 4.6 months, respectively.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from its general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $368.1 million and $358.1 million at June 30, 2026 and December 31, 2025, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets is presented in the following tables:

	June 30, 2026
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$6,098	$9,872	$0	$1,180	$17,150
State and political subdivisions	96,726	4,189	1,282	11,110	113,307
Agency mortgage-backed securities	54,941	13,087	29,568	61,161	158,757
Asset-backed securities	4,028	3,852	0	0	7,880
Total repurchase agreements	$161,793	$31,000	$30,850	$73,451	$297,094

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,035	$7	$1,404	$10,042	$29,488
State and political subdivisions	113,867	493	9,878	6,936	131,174
Agency mortgage-backed securities	36,373	0	31,020	65,272	132,665
Asset-backed securities	4,377	0	6,998	4,097	15,472
Total repurchase agreements	$172,652	$500	$49,300	$86,347	$308,799

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

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
June 30, 2026:
Repurchase agreements	$297,094	$0	$297,094	$(297,094)	$0	$0

December 31, 2025:
Repurchase agreements	$308,799	$0	$308,799	$(308,799)	$0	$0

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

		Fair Value Measurements at June 30, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$147,306	$0	$147,306	$0
State and political subdivisions	247,985	0	247,985	0
Agency mortgage-backed securities	641,337	0	641,337	0
Asset-backed securities	15,053	0	15,053	0
Equity securities at fair value	4,578	0	0	4,578
Mortgage servicing rights	6,759	0	0	6,759

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$235,759	$0	$235,759	$0
State and political subdivisions	266,891	0	266,891	0
Agency mortgage-backed securities	588,262	0	588,262	0
Asset-backed securities	29,807	0	29,807	0
Equity securities at fair value	4,154	0	0	4,154
Mortgage servicing rights	6,751	0	0	6,751

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of June 30, 2026 and December 31, 2025.  There have been no significant changes in the valuation techniques during the six months ended June 30, 2026 or the year ended December 31, 2025.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B-3 and Class C common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate for Class B-3 common stock of 1.4953 and the most recent dividend rate of 1.0019 were used to derive the fair value estimate for Class B-3.  The most recent conversion rate for Class C common stock of 4.0000 and the most recent dividend rate of 2.68 were used to derive the fair value estimate for Class C.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for discount rate is accompanied by a directionally opposite change in the fair value estimate.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

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

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended June 30
	2026		2025
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$3,666	$6,728	$4,261	$7,093
Total unrealized gains
Included in net income	912	201	149	157
Issues	0	24	0	30
Settlements	0	(194)	0	(184)
Ending balance	$4,578	$6,759	$4,410	$7,096

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$912	$201	$149	$157

	Six Months Ended June 30
	2026		2025
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,154	$6,751	$3,781	$7,357
Total unrealized gains
Included in net income	424	347	629	44
Issues	0	46	0	50
Settlements	0	(385)	0	(355)
Ending balance	$4,578	$6,759	$4,410	$7,096

Total gains for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$424	$347	$629	$44

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2026	2025	2026	2025
Total gains	$919	$123	$386	$319

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$7,253	$0	$0	$7,253
Other real estate owned	164	0	0	164

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$697	$0	$0	$697
Other real estate owned	13	0	0	13

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  Fair value adjustment to collateral-dependent loans during the three and six months ended June 30, 2026 reflected an improvement of $0.2 million with the additional collateral of the fair valued loan.  Fair value adjustments for the year ended December 31, 2025 were $0.4 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments to OREO disclosed above for the three and six months ended June 30, 2026 were $15 thousand.  Fair value adjustments to OREO disclosed above for the year ended December 31, 2025 were $38 thousand.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell.  There were no transfers in or out of Level 3 during the six months ended June 30, 2026.  The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements for the periods indicated.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2026	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,578	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,759	Discounted cash flows	Constant prepayment rate	5.5% - 25.0% (6.2%)
			Cost to service	$66 - $517 ($77)
			Probability of default	0.0% - 100.0% (1.3%)
			Discount rate	9.0% - 13.6% (9.4%)

Collateral-dependent loans	$7,253	Market comparable properties	Marketability discount	0.0% - 0.0% (0.0%)

Other real estate owned	$164	Market comparable properties	Comparability adjustments	16.0% - 27.6% (17.4%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,154	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,751	Discounted cash flows	Constant prepayment rate	5.5% - 30.4% (6.5%)
			Cost to service	$67 - $817 ($77)
			Probability of default	0.0% - 100.0% (1.5%)
			Discount rate	9.0% - 11.5% (9.7%)

Collateral-dependent loans	$697	Market comparable properties	Marketability discount	24.2% - 24.2% (24.2%)

Other real estate owned	$13	Market comparable properties	Comparability adjustments	0.0% - 0.0% (0.0%)

Fair Value of Financial Instruments

The following tables present estimated fair value of CTBI’s financial instruments and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at June 30, 2026 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$514,347	$514,347	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,051,681	0	1,051,681	0
Equity securities at fair value	4,578	0	0	4,578
Loans, net	5,061,930	0	0	5,109,843
Federal Home Loan Bank stock	5,525	0	5,525	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,759	0	0	6,759
Accrued interest receivable	25,820	0	25,820	0

Financial liabilities:
Deposits	$5,657,763	$1,259,364	$4,178,065	$0
Repurchase agreements	297,094	0	297,155	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	284	0	293	0
Long-term debt	63,664	0	58,903	0
Accrued interest payable	16,420	0	16,420	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,684	$363,684	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,120,719	0	1,120,719	0
Equity securities at fair value	4,154	0	0	4,154
Loans held for sale	211	214	0	0
Loans, net	4,834,773	0	0	4,918,385
Federal Home Loan Bank stock	5,200	0	5,200	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,751	0	0	6,751
Accrued interest receivable	25,957	0	25,957	0

Financial liabilities:
Deposits	$5,389,058	$1,263,243	$3,896,447	$0
Repurchase agreements	308,799	0	308,769	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	293	0	304	0
Long-term debt	63,784	0	60,483	0
Accrued interest payable	8,535	0	8,535	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 6 – Stock-Based Compensation

There were no stock option awards outstanding and no unrecognized expense related to stock option grants as of June 30, 2026.  Restricted stock expense for the three and six months ended June 30, 2026 was $475 thousand and $978 thousand, respectively, including $52 thousand and $105 thousand, respectively, in dividends paid during those periods.  As of June 30, 2026, there was a total of $3.7 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 3.0 years.

The following table shows restricted stock activity for the periods indicated.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of period	99,450	$52.24	90,176	$47.27
Granted	0	-	34,175	61.39
Vested	(626)	53.08	(25,527)	46.95
Outstanding at end of period	98,824	$52.23	98,824	$52.23

The restricted stock awards granted during 2026 were issued pursuant to the terms of CTBI’s 2025 Stock Ownership Incentive Plan.  The restrictions on these shares of restricted stock will lapse ratably over four years, subject to such employee’s continued employment, except for 5,000 shares granted in March 2026 pursuant to a management retention restricted stock award which will cliff vest at the end of five years.  However, in the event of certain participant employee termination events occurring within 24 months of a change in control of CTBI or the death of the participant, the restrictions will lapse, and in the event of the participant’s disability, the restrictions will lapse on a pro rata basis.  The Compensation Committee will have discretion to review and revise restrictions applicable to a participant’s restricted stock in the event of the participant’s retirement.  CTBI recognizes forfeitures when they occur.

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands except per share data)	2026	2025	2026	2025
Numerator:
Net income	$29,623	$24,899	$56,815	$46,871

Denominator:
Basic earnings per share:
Weighted average shares	18,064	18,012	18,056	18,004
Diluted earnings per share:
Dilutive effect of equity grants	35	24	34	25
Adjusted weighted average shares	18,099	18,036	18,090	18,029

Earnings per share:
Basic earnings per share	$1.64	$1.38	$3.15	$2.60
Diluted earnings per share	1.64	1.38	3.14	2.60

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and six months ended June 30, 2026 and 2025.  Unvested restricted stock grants were used in the calculation of diluted earnings per share based on the treasury method.

Note 8 – Accumulated Other Comprehensive Income (Loss)

          The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) and amounts reclassified to earnings during the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Beginning balance	$(68,044)	$(86,065)	$(64,820)	$(98,369)

Unrealized holding gains (losses) on debt securities AFS	(512)	7,258	(4,807)	23,653
Tax expense (benefit)	(129)	1,809	(1,200)	5,900
Unrealized holding gains (losses) on debt securities AFS, net of tax	(383)	5,449	(3,607)	17,753

Reclassification adjustments for realized gains (losses) included in securities	12	1	12	1
Tax expense (benefit)	(3)	0	(3)	0
Reclassification adjustments for realized gains (losses) included in securities, net of tax	9	1	9	1

Other comprehensive income (loss)	(392)	5,448	(3,616)	17,752

Ending balance	$(68,436)	$(80,617)	$(68,436)	$(80,617)

Note 9 – Segment Reporting

The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.
(in thousands) Three Months Ended June 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$80,328	$0	$0	$80,328
Interest and dividends on securities:
Taxable	7,254	0	0	7,254
Tax exempt	563	0	0	563
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	169	0	0	169
Interest on Federal Reserve Bank deposits	2,817	0	0	2,817
Other, including interest on federal funds sold	81	26	0	107
Total interest income	91,212	26	0	91,238

Interest expense:
Interest on deposits	26,839	0	0	26,839
Interest on repurchase agreements and federal funds purchased	2,592	0	0	2,592
Interest on long-term debt	109	858	(49)	918
Total interest expense	29,540	858	(49)	30,349

Net interest income	61,672	(832)	49	60,889
Provision for credit losses	2,771	0	0	2,771
Net interest income after provision for credit losses	58,901	(832)	49	58,118

Noninterest income:
Deposit related fees	7,657	0	0	7,657
Gains on sales of loans, net	61	0	0	61
Trust and wealth management income	4,874	0	(150)	4,724
Loan related fees	1,146	0	0	1,146
Bank owned life insurance	1,188	0	0	1,188
Brokerage revenue	528	0	0	528
Securities gains (losses)	924	0	0	924
Dividend and undistributed income from subsidiaries	0	31,209	(31,209)	0
Other noninterest income	1,696	342	(667)	1,371
Total noninterest income	18,074	31,551	(32,026)	17,599

Noninterest expense:
Officer salaries and employee benefits	4,742	821	(269)	5,294
Other salaries and employee benefits	17,926	252	(252)	17,926
Occupancy, net	2,564	0	0	2,564
Equipment	804	55	(56)	803
Data processing	3,294	10	(453)	2,851
Taxes other than property and payroll	619	0	0	619
Legal fees	297	33	0	330
Professional fees	1,393	132	(771)	754
Advertising and marketing	832	9	0	841
FDIC insurance	751	0	0	751
Other real estate owned provision and expense	38	0	0	38
Repossession expense	306	0	0	306
Other noninterest expense	4,022	410	(139)	4,293
Total noninterest expense	37,588	1,722	(1,940)	37,370

Income before income taxes	39,387	28,997	(30,037)	38,347
Income taxes	9,350	(626)	0	8,724
Net income	$30,037	$29,623	$(30,037)	$29,623

(in thousands) Six Months Ended June 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$158,179	$0	$0	$158,179
Interest and dividends on securities:
Taxable	14,036	0	0	14,036
Tax exempt	1,173	0	0	1,173
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	340	0	0	340
Interest on Federal Reserve Bank deposits	5,059	0	0	5,059
Other, including interest on federal funds sold	154	52	0	206
Total interest income	178,941	52	0	178,993

Interest expense:
Interest on deposits	52,286	0	0	52,286
Interest on repurchase agreements and federal funds purchased	5,191	0	0	5,191
Interest on long-term debt	217	1,727	(99)	1,845
Total interest expense	57,694	1,727	(99)	59,322
Net interest income	121,247	(1,675)	99	119,671
Provision for credit losses	5,082	0	0	5,082
Net interest income after provision for credit losses	116,165	(1,675)	99	114,589

Noninterest income:
Deposit related fees	14,812	0	0	14,812
Gains on sales of loans, net	112	0	0	112
Trust and wealth management income	9,483	0	(297)	9,186
Loan related fees	2,185	0	0	2,185
Bank owned life insurance	2,902	0	0	2,902
Brokerage revenue	1,048	0	0	1,048
Securities gains (losses)	436	0	0	436
Dividend and undistributed income from subsidiaries	0	59,754	(59,754)	0
Other noninterest income	2,981	691	(1,340)	2,332
Total noninterest income	33,959	60,445	(61,391)	33,013

Noninterest expense:
Officer salaries and employee benefits	8,998	1,632	(538)	10,092
Other salaries and employee benefits	35,233	503	(503)	35,233
Occupancy, net	5,446	0	0	5,446
Equipment	1,632	106	(118)	1,620
Data processing	6,692	21	(907)	5,806
Taxes other than property and payroll	1,236	0	0	1,236
Legal fees	701	79	0	780
Professional fees	2,761	246	(1,539)	1,468
Advertising and marketing	1,521	20	0	1,541
FDIC insurance	1,495	0	0	1,495
Other real estate owned provision and expense	83	0	0	83
Repossession expense	684	0	0	684
Other noninterest expense	8,059	641	(277)	8,423
Total noninterest expense	74,541	3,248	(3,882)	73,907

Income before income taxes	75,583	55,522	(57,410)	73,695
Income taxes	18,173	(1,293)	0	16,880
Net income	$57,410	$56,815	$(57,410)	$56,815

(in thousands) Three Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$75,828	$0	$0	$75,828
Interest and dividends on securities:
Taxable	5,709	0	0	5,709
Tax exempt	613	0	0	613
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	181	0	0	181
Interest on Federal Reserve Bank deposits	3,142	0	0	3,142
Other, including interest on federal funds sold	69	29	0	98
Total interest income	85,542	29	0	85,571

Interest expense:
Interest on deposits	28,170	0	0	28,170
Interest on repurchase agreements and federal funds purchased	2,352	0	0	2,352
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	89	961	(54)	996
Total interest expense	30,624	961	(54)	31,531

Net interest income	54,918	(932)	54	54,040
Provision for credit losses	2,094	0	0	2,094
Net interest income after provision for credit losses	52,824	(932)	54	51,946

Noninterest income:
Deposit related fees	7,350	0	0	7,350
Gains on sales of loans, net	77	0	0	77
Trust and wealth management income	4,226	0	(134)	4,092
Loan related fees	1,249	0	0	1,249
Bank owned life insurance	1,102	0	0	1,102
Brokerage revenue	526	0	0	526
Securities gains (losses)	150	0	0	150
Dividend and undistributed income from subsidiaries	0	26,644	(26,644)	0
Other noninterest income	1,919	313	(607)	1,625
Total noninterest income	16,599	26,957	(27,385)	16,171

Noninterest expense:
Officer salaries and employee benefits	4,924	908	(222)	5,610
Other salaries and employee benefits	16,044	230	(230)	16,044
Occupancy, net	2,389	0	0	2,389
Equipment	800	52	(69)	783
Data processing	3,759	10	(443)	3,326
Tax other than property and payroll	573	0	0	573
Legal fees	215	104	0	319
Professional fees	1,358	103	(779)	682
Advertising and marketing	789	(24)	0	765
FDIC insurance	688	0	0	688
Other real estate owned provision and expense	64	0	0	64
Repossession expense	264	0	0	264
Other noninterest expense	3,893	414	(151)	4,156
Total noninterest expense	35,760	1,797	(1,894)	35,663

Income before income taxes	33,663	24,228	(25,437)	32,454
Income taxes	8,226	(671)	0	7,555
Net income	$25,437	$24,899	$(25,437)	$24,899

(in thousands) Six Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$148,564	$0	$0	$148,564
Interest and dividends on securities:
Taxable	11,484	0	0	11,484
Tax exempt	1,230	0	0	1,230
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	369	0	0	369
Interest on Federal Reserve Bank deposits	5,790	0	0	5,790
Other, including interest on federal funds sold	130	58	0	188
Total interest income	167,567	58	0	167,625

Interest expense:
Interest on deposits	55,628	0	0	55,628
Interest on repurchase agreements and federal funds purchased	4,670	0	0	4,670
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	181	1,936	(110)	2,007
Total interest expense	60,492	1,936	(110)	62,318

Net interest income	107,075	(1,878)	110	105,307
Provision for credit losses	5,662	0	0	5,662
Net interest income after provision for credit losses	101,413	(1,878)	110	99,645

Noninterest income:
Deposit related fees	14,172	0	0	14,172
Gains on sales of loans, net	124	0	0	124
Trust and wealth management income	8,345	0	(272)	8,073
Loan related fees	2,214	0	0	2,214
Bank owned life insurance	2,137	0	0	2,137
Brokerage revenue	1,020	0	0	1,020
Securities gains (losses)	630	0	0	630
Dividend and undistributed income from subsidiaries	0	50,113	(50,113)	0
Other noninterest income	3,289	622	(1,213)	2,698
Total noninterest income	31,931	50,735	(51,598)	31,068

Noninterest expense:
Officer salaries and employee benefits	8,729	1,721	(443)	10,007
Other salaries and employee benefits	31,765	460	(460)	31,765
Occupancy, net	5,140	0	0	5,140
Equipment	1,506	103	(137)	1,472
Data processing	7,056	17	(888)	6,185
Tax other than property and payroll	1,102	0	0	1,102
Legal fees	708	171	0	879
Professional fees	2,704	204	(1,561)	1,347
Advertising and marketing	1,454	(16)	0	1,438
FDIC insurance	1,377	0	0	1,377
Other real estate owned provision and expense	125	0	0	125
Repossession expense	457	0	0	457
Other noninterest expense	8,208	669	(300)	8,577
Total noninterest expense	70,331	3,329	(3,789)	69,871

Income before income taxes	63,013	45,528	(47,699)	60,842
Income taxes	15,314	(1,343)	0	13,971
Net income	$47,699	$46,871	$(47,699)	$46,871

The following tables present other segment disclosures:

(in thousands) Three Months Ended June 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,052	$55	$0	$1,107
Amortization of operating lease right-of-use assets	5	0	0	5
Significant non-cash items:
Provision for credit losses	2,771	0	0	2,771
Change in cash surrender value of bank owned life insurance	832	0	0	832
Expenditures for long-lived assets	986	35	0	1,021

(in thousands) Six Months Ended June 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$2,088	$106	$0	$2,194
Amortization of operating lease right-of-use assets	402	0	0	402
Significant non-cash items:
Provision for credit losses	5,082	0	0	5,082
Change in cash surrender value of bank owned life insurance	2,186	0	0	2,186
Expenditures for long-lived assets	2,390	184	0	2,574

(in thousands) Three Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$974	$52	$0	$1,026
Amortization of operating lease right-of-use assets	396	0	0	396
Significant non-cash items:
Provision for credit losses	2,094	0	0	2,094
Change in cash surrender value of bank owned life insurance	753	0	0	753
Expenditures for long-lived assets	2,360	0	0	2,360

(in thousands) Six Months Ended June 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,880	$103	$0	$1,983
Amortization of operating lease right-of-use assets	835	0	0	835
Significant non-cash items:
Provision for credit losses	5,662	0	0	5,662
Change in cash surrender value of bank owned life insurance	1,454	0	0	1,454
Expenditures for long-lived assets	4,371	66	0	4,437

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets:

(in thousands)	June 30 2026	December 31 2025
Assets
Community banking services assets	$6,982,589	$6,677,134
Holding company assets	957,117	921,950
Elimination of subsidiary and parent cash and intercompany receivables	(4,172)	(3,706)
Elimination of investment in subsidiaries	(946,163)	(911,240)
Consolidated total assets	$6,989,371	$6,684,138

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-eight banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At June 30, 2026, we had total consolidated assets of $7.0 billion and total consolidated deposits, including repurchase agreements, of $6.0 billion.  Total shareholders’ equity at June 30, 2026 was $891.8 million.  Trust assets under management at June 30, 2026 were $4.3 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

Results of Operations and Financial Condition

We reported record earnings for the second quarter 2026 of $29.6 million, or $1.64 per basic earnings per share, compared to $27.2 million, or $1.51 per basic share, earned during the first quarter 2026 and $24.9 million, or $1.38 per basic share, earned during the second quarter 2025.  Total revenue for the quarter was $4.3 million above prior quarter and $8.3 million above prior year same quarter.  Net interest income for the quarter increased $2.1 million compared to prior quarter and $6.8 million compared to prior year same quarter, and noninterest income increased $2.2 million compared to prior quarter and $1.4 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $0.5 million from prior quarter and $0.7 million from prior year same quarter.  Noninterest expense increased $0.8 million compared to prior quarter and $1.7 million compared to prior year same quarter.  Earnings for the six months ended June 30, 2026 were $56.8 million, or $3.15 per basic share, compared to $46.9 million, or $2.60 per basic share, for the same period prior year.

Quarterly Highlights

❖
Net interest income for the quarter of $60.9 million was $2.1 million, or 3.6%, above prior quarter and $6.8 million, or 12.7%, above prior year same quarter, as our net interest margin increased 1 basis point from prior quarter and 16 basis points from prior year same quarter.

❖	Provision for credit losses at $2.8 million for the quarter increased $0.5 million from prior quarter and $0.7 million from prior year same quarter.

❖	Noninterest income for the quarter of $17.6 million was $2.2 million, or 14.2%, above prior quarter and $1.4 million, or 8.8%, above prior year same quarter.

❖	Noninterest expense for the quarter of $37.4 million was $0.8 million, or 2.3%, above prior quarter and $1.7 million, or 4.8%, above prior year same quarter.

❖	Our loan portfolio at $5.1 billion increased $134.1 million, an annualized 10.8%, for the quarter and $230.0 million, or 4.7%, from December 31, 2025.

❖
We had net loan charge-offs of $0.9 million, an annualized 0.07% of average loans, for the quarter compared to $1.3 million, an annualized 0.11% of average loans, for prior quarter and $1.4 million, an annualized 0.12% of average loans, for the second quarter 2025.

❖
Our total nonperforming loans at $29.7 million at June 30, 2026 increased $9.0 million for the quarter and $10.6 million from December 31, 2025.  Nonperforming assets at $33.3 million increased $9.2 million for the quarter and $11.0 million from December 31, 2025.

❖	Deposits, including repurchase agreements, at $6.0 billion increased $221.9 million, an annualized 15.5%, for the quarter and $257.0 million, or 4.5%, from December 31, 2025.

❖	Shareholders’ equity at $891.8 million increased $20.6 million, an annualized 9.5%, for the quarter and $35.8 million, or 4.2%, from December 31, 2025.

Income Statement Review

Six Months Ended June 30			Change
($ in thousands)	2026	2025	Amount	Percent
Net interest income	$119,671	$105,307	$14,364	13.6%
Provision for credit losses	5,082	5,662	(580)	(10.2)
Noninterest income	33,013	31,068	1,945	6.3
Noninterest expense	73,907	69,871	4,036	5.8
Income taxes	16,880	13,971	2,909	20.8
Net income	$56,814	$46,871	$9,943	21.2%

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	Three Months Ended
	June 30, 2026			June 30, 2025
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$5,051,165	$80,441	6.39%	$4,668,001	$75,902	6.52%
Loans held for sale	139	4	11.54	127	6	18.95
Securities:
U.S. Treasury and agencies	802,783	6,040	3.02	696,933	4,016	2.31
Tax exempt state and political subdivisions (3)	95,502	750	3.15	97,055	817	3.38
Other securities	186,802	1,213	2.60	212,686	1,693	3.19
Federal Reserve Bank and Federal Home Loan Bank stock	10,314	169	6.57	10,312	181	7.04
Federal funds sold	198	2	4.05	225	2	3.57
Interest bearing deposits	315,477	2,895	3.68	295,653	3,207	4.35
Other investments	245	1	1.64	245	1	1.64
Investment in unconsolidated subsidiaries	1,854	27	5.84	1,856	29	6.27
Total earning assets	$6,464,479	$91,542	5.68%	$5,983,093	$85,854	5.76%
Allowance for credit losses	(61,864)			(57,063)
Total earnings assets, net of allowance for credit losses	6,402,615			5,926,030
Nonearning assets:
Cash and due from banks	72,852			56,683
Premises and equipment and right of use assets, net	68,335			66,848
Other assets	273,605			264,361
Total assets	$6,817,407			$6,313,922

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,623,888	$12,778	1.95%	$2,492,624	$14,729	2.37%
Time deposits	1,616,774	14,061	3.49	1,420,192	13,441	3.80
Repurchase agreements and federal funds purchased	301,328	2,592	3.45	233,982	2,352	4.03
Advances from Federal Home Loan Bank	285	0	0	1,404	13	3.71
Long-term debt	63,695	863	5.43	63,931	956	6.00
Finance lease liability	4,489	55	4.91	3,440	40	4.66
Total interest bearing liabilities	$4,610,459	$30,349	2.64%	4,215,573	$31,531	3.00%

Noninterest bearing liabilities:
Demand deposits	1,252,277			1,241,901
Other liabilities	67,757			57,912
Total liabilities	5,930,493			5,515,386

Shareholders’ equity	886,914			798,536
Total liabilities and shareholders’ equity	$6,817,407			$6,313,922

Net interest income, tax equivalent	$61,193		$54,323
Less tax equivalent interest income	304		283
Net interest income	$60,889		$54,040
Net interest spread		3.04%		2.76%
Benefit of interest free funding		0.76		0.88
Net interest margin		3.80%		3.64%

(1)	Interest includes fees on loans of $0.6 million and $0.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

	Six Months Ended
	June 30, 2026			June 30, 2025
(in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$4,993,034	$158,403	6.40%	$4,600,919	$148,701	6.52%
Loans held for sale	118	7	11.96	116	9	15.65
Securities:
U.S. Treasury and agencies	811,219	11,504	2.86	718,105	8,070	2.27
Tax exempt state and political subdivisions (3)	98,900	1,563	3.19	98,046	1,639	3.37
Other securities	191,401	2,532	2.67	211,936	3,415	3.25
Federal Reserve Bank and Federal Home Loan Bank stock	10,201	340	6.72	10,084	369	7.38
Federal funds sold	155	3	3.90	113	2	3.57
Interest bearing deposits	289,155	5,207	3.63	274,545	5,915	4.34
Other investments	245	3	2.47	245	3	2.47
Investment in unconsolidated subsidiaries	1,855	52	5.65	1,856	58	6.30
Total earning assets	$6,396,283	$179,614	5.66%	$5,915,965	$168,181	5.73%
Allowance for credit losses	(61,232)			(56,247)
Total earnings assets, net of allowance for credit losses	6,335,051			5,859,718
Nonearning assets:
Cash and due from banks	65,443			55,685
Premises and equipment and right of use assets, net	68,326			65,935
Other assets	274,993			264,198
Total assets	$6,743,813			$6,245,536

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,604,766	$24,909	1.93%	$2,486,266	$29,129	2.36%
Time deposits	1,579,244	27,377	3.50	1,388,724	26,499	3.85
Repurchase agreements and federal funds purchased	300,450	5,191	3.48	233,975	4,670	4.02
Advances from Federal Home Loan Bank	288	0	0.00	861	13	3.04
Long-term debt	63,725	1,735	5.49	63,959	1,926	6.07
Finance lease liability	4,490	110	4.94	3,440	81	4.75
Total interest bearing liabilities	$4,552,963	$59,322	2.63%	$4,177,225	$62,318	3.01%

Noninterest bearing liabilities:
Demand deposits	1,244,381			1,224,388
Other liabilities	66,113			57,136
Total liabilities	5,863,457			5,458,749

Shareholders’ equity	880,356			786,787
Total liabilities and shareholders’ equity	$6,743,813			$6,245,536

Net interest income, tax equivalent		$120,292			$105,863
Less tax equivalent interest income		621			556
Net interest income		$119,671			$105,307
Net interest spread			3.03%			2.72%
Benefit of interest free funding			0.76			0.89
Net interest margin			3.79%			3.61%

(1)	Interest includes fees on loans of $1.2 million and $1.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following tables illustrate the approximate effect of volume and rate changes on net interest differentials.

Three Months Ended June 30	Total Change	Change Due to
(in thousands)	2026/2025	Volume	Rate
Interest income:
Loans	$4,539	$98,583	$(94,044)
Loans held for sale	(2)	8	(10)
U.S. Treasury and agencies	2,024	10,809	(8,785)
Tax exempt state and political subdivisions	(67)	(213)	146
Other securities	(480)	(3,558)	3,078
Federal Reserve Bank and Federal Home Loan Bank stock	(12)	1	(13)
Federal funds sold	0	(4)	4
Interest bearing deposits	(312)	3,298	(3,610)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(2)	(1)	(1)
Total interest income	5,688	108,923	(103,235)

Interest expense:
Savings and demand deposits	(1,951)	11,973	(13,924)
Time deposits	620	28,401	(27,781)
Repurchase agreements and federal funds purchased	240	9,844	(9,604)
Advances from Federal Home Loan Bank	(13)	0	(13)
Long-term debt	(93)	(57)	(36)
Finance lease liability	15	205	(190)
Total interest expense	(1,182)	50,366	(51,548)

Net interest income	$6,870	$58,557	$(51,687)

Six Months Ended June 30	Total Change	Change Due to
(in thousands)	2026/2025	Volume	Rate
Interest income:
Loans	$9,702	$100,954	$(91,252)
Loans held for sale	(2)	1	(3)
U.S. Treasury and agencies	3,434	9,198	(5,764)
Tax exempt state and political subdivisions	(76)	115	(191)
Other securities	(883)	(2,845)	1,962
Federal Reserve Bank and Federal Home Loan Bank stock	(29)	34	(63)
Federal funds sold	1	6	(5)
Interest bearing deposits	(708)	2,444	(3,152)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(6)	0	(6)
Total interest income	11,433	109.907	(98,474)

Interest expense:
Savings and demand deposits	(4,220)	10,805	(15,025)
Time deposits	878	27,791	(26,913)
Repurchase agreements and federal funds purchased	521	9,753	(9,232)
Advances from Federal Home Loan Bank	(13)	0	(13)
Long-term debt	(191)	(57)	(134)
Finance lease liability	29	207	(178)
Total interest expense	(2,996)	48,499	(51,495)

Net interest income	$14,429	$61,408	$(46,979)

For purposes of the above tables, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the quarter of $60.9 million was $2.1 million, or 3.6%, above prior quarter and $6.8 million, or 12.7%, above prior year same quarter, as our net interest margin, on a fully tax equivalent basis, increased 1 basis point from prior quarter and 16 basis points from prior year same quarter.  Our quarterly average earning assets increased $137.2 million, an annualized 2.2%, from prior quarter and $481.4 million, or 8.0%, from prior year same quarter.  Our yield on average earning assets increased 3 basis points from prior quarter but decreased 8 basis points from prior year same quarter, while our cost of funds increased 3 basis points from prior quarter but decreased 36 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter remained at 87.2% from prior quarter compared to 86.6% for same quarter prior year.  Net interest income for the six months ended June 30, 2026 at $119.7 million was $14.4 million, or 13.6%, above same period prior year.

Provision for Credit Losses

Our provision for credit losses at $2.8 million for the quarter increased $0.5 million from prior quarter and $0.7 million from prior year same quarter.  Of the provision for the quarter, $2.6 million was attributable to the allowance for credit losses, with an additional expense of $174 thousand recognized in the provision for unfunded commitments.  Provision for credit losses for the six months ended June 30, 2026 at $5.1 million was $0.6 million below same period prior year.

Noninterest Income

				Percent Change
				2Q 2026 Compared to:
($ in thousands)	2Q 2026	1Q 2026	2Q 2025	1Q 2026	2Q 2025	YTD 2026	YTD 2025	Percent Change
Deposit related fees	$7,657	$7,155	$7,350	7.0%	4.2%	$14,812	$14,172	4.5%
Trust and wealth management income	4,724	4,462	4,092	5.9	15.4	9,186	8,073	13.8
Gains on sales of loans	61	51	77	18.7	(21.0)	112	124	(9.8)
Loan related fees	1,146	1,039	1,249	10.2	(8.3)	2,185	2,214	(1.3)
Bank owned life insurance revenue	1,188	1,714	1,102	(30.7)	7.9	2,902	2,137	35.8
Brokerage revenue	528	520	526	1.5	0.3	1,048	1,020	2.8
Other	2,295	473	1,775	385.6	29.3	2,768	3,328	(16.8)
Total noninterest income	$17,599	$15,414	$16,171	14.2%	8.8%	$33,013	$31,068	6.3%

Noninterest income for the quarter of $17.6 million was $2.2 million, or 14.2%, above prior quarter and $1.4 million, or 8.8%, above prior year same quarter.  The variance quarter over quarter was primarily the result of increases in net securities gains ($1.4 million), deposit related fees ($0.5 million), and trust and wealth management income ($0.3 million).  Year over year increases for the quarter included net securities gains ($0.8 million), deposit related fees ($0.3 million), and trust and wealth management income ($0.6 million).  The variances in securities gains resulted primarily from changes in the valuation of our equity securities, as we converted a portion of Visa Class B stock to Class C.  Noninterest income for the six months ended June 30, 2026 of $33.0 million was $1.9 million, or 6.3%, above prior year same period.

Noninterest Expense

				Percent Change
				2Q 2026 Compared to:
($ in thousands)	2Q 2026	1Q 2026	2Q 2025	1Q 2026	2Q 2025	YTD 2026	YTD 2025	Percent Change
Salaries	$13,923	$13,629	$13,667	2.2%	1.9%	$27,552	$26,936	2.3%
Employee benefits	9,297	8,476	7,987	9.7	16.4	17,773	14,836	19.8
Net occupancy and equipment	3,367	3,699	3,172	(9.0)	6.1	7,066	6,612	6.9
Data processing	2,851	2,955	3,326	(3.5)	(14.3)	5,806	6,185	(6.1)
Legal and professional fees	1,084	1,164	1,001	(6.9)	8.3	2,248	2,226	1.0
Advertising and marketing	841	700	765	20.1	9.9	1,541	1,438	7.1
Taxes other than property and payroll	619	617	573	0.3	7.9	1,236	1,102	12.2
Other	5,388	5,297	5,172	1.7	4.2	10,685	10,536	1.4
Total noninterest expense	$37,370	$36,537	$35,663	2.3%	4.8%	$73,907	$69,871	5.8%

Noninterest expense for the quarter of $37.4 million was $0.8 million, or 2.3%, above prior quarter and $1.7 million, or 4.8%, above prior year same quarter.  The quarter over quarter increase primarily resulted from an increase in salaries ($0.3 million) and employee benefits ($0.8 million), partially offset by a decrease in net occupancy and equipment expense ($0.3 million).  The increase in employee benefits included increases in bonuses and incentives ($0.2 million) and the cost of group medical and life insurance expense ($0.8 million).  The year over year increase for the quarter primarily resulted from increases in salaries ($0.3 million) and employee benefits ($1.3 million), including an increase in the cost of group medical and life insurance expense ($2.0 million) partially offset by a decrease in bonuses and incentives ($0.5 million).  Noninterest expense for the six months ended June 30, 2026 of $73.9 million was $4.0 million, or 5.8%, above prior year same period.

Balance Sheet Review

CTBI’s total assets at $7.0 billion increased $248.2 million, or 14.8% annualized, for the quarter and $305.2 million, or 9.2% annualized, from December 31, 2025.  Loans outstanding at $5.1 billion increased $134.1 million, an annualized 10.8%, for the quarter and $230.0 million, or 9.5% annualized, from December 31, 2025.  The increase in loans for the quarter included a $57.4 million increase in the commercial loan portfolio, a $47.5 million increase in the residential loan portfolio, a $29.1 million increase in the consumer indirect loan portfolio, and a $0.1 million increase in the consumer direct loan portfolio.  CTBI’s investment portfolio at $1.1 billion decreased $35.6 million, an annualized 13.1%, for the quarter and $69.0 million, or 12.4% annualized, from December 31, 2025 as management allocated investment maturities into the loan portfolio.  Deposits in other banks increased $183.4 million for the quarter and $149.7 million from December 31, 2025.

Deposits, including repurchase agreements, at $6.0 billion increased $221.9 million, an annualized 15.5%, for the quarter and $257.0 million, or 9.1% annualized, from December 31, 2025.  CTBI is not dependent on any one customer or group of customers for their source of deposits.  As of June 30, 2026, two customers accounted for over 3% each (3.5% and 3.1%) of our $5.7 billion in deposits.  Only these two customer relationships accounted for more than 1% each of our deposits.

Shareholders’ equity at $891.8 million increased $20.6 million, an annualized 9.5%, for the quarter and $35.8 million, or 8.4% annualized, from December 31, 2025.  Net unrealized losses on securities, net of deferred taxes, were $68.4 million at June 30, 2026, compared to $68.0 million at March 31, 2026 and $64.8 million at December 31, 2025.

Loans

($ in thousands)	June 30, 2026
Loan Category	Balance	Variance from Prior Year	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$528,697	6.2%	$0	$0	$7,116
Commercial real estate residential	599,454	3.2	3	2,617	6,301
Commercial real estate nonresidential	1,005,462	4.7	(78)	5,143	11,517
Dealer floorplans	79,821	(4.8)	0	0	855
Commercial other	384,080	3.5	(675)	10,641	4,257
Total commercial	2,597,514	4.2	(750)	18,401	30,046

Residential:
Real estate mortgage	1,289,157	6.8	(176)	9,638	15,781
Home equity	195,270	4.5	(12)	954	1,401
Total residential	1,484,427	6.5	(188)	10,592	17,182

Consumer:
Consumer direct	139,865	(3.9)	(349)	132	1,803
Consumer indirect	903,125	4.7	(948)	620	13,970
Total consumer	1,042,990	3.5	(1,297)	752	15,773

Total loans	$5,124,931	4.7%	$(2,235)	$29,745	$63,001

Total Deposits and Repurchase Agreements

				Percent Change
				2Q 2026 Compared to:
($ in thousands)	2Q 2026	1Q 2026	2Q 2025	1Q 2026	2Q 2025
Noninterest bearing deposits	$1,259,364	$1,262,835	$1,258,205	(0.3%)	0.1%
Interest bearing deposits
Interest checking	188,978	190,769	173,795	(0.9)	8.7
Money market savings	1,963,115	1,917,509	1,820,230	2.4	7.8
Savings accounts	497,390	508,553	508,467	(2.2)	(2.2)
Time deposits	1,748,916	1,554,554	1,472,311	12.5	18.8
Repurchase agreements	297,094	298,721	225,075	(0.5)	32.0
Total interest bearing deposits and repurchase agreements	4,695,493	4,470,106	4,199,878	5.0	11.8
Total deposits and repurchase agreements	$5,954,857	$5,732,941	$5,458,083	3.9%	9.1%

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at June 30, 2026
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$528,556	$502,548	$20,625	$2,718	$529	$2,136	$0

As of June 30, 2026, we had approximately $1.7 million in uninsured deposits.  CTBI has no brokered deposits.

Asset Quality

Our total nonperforming loans at $29.7 million at June 30, 2026 increased $9.0 million for the quarter and $10.6 million from December 31, 2025.  Nonaccrual loans at $10.8 million decreased $0.3 million from prior quarter but increased $2.3 million from December 31, 2025.  Accruing loans 90+ days past due at $19.0 million increased $9.4 million from prior quarter and $8.3 million from December 31, 2025, as a well secured $8.7 million commercial relationship in the process of collection moved from the 30-89 days past due category during the quarter.  Accruing loans 30-89 days past due at $20.3 million decreased $4.5 million from prior quarter but increased $0.1 million from December 31, 2025.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 82% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 3 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $0.9 million, an annualized 0.07% of average loans, for the quarter compared to $1.3 million, an annualized 0.11% of average loans, for prior quarter and $1.4 million, an annualized 0.12% of average loans, for the second quarter 2025.  Of the net charge-offs for the quarter, $0.2 million were in commercial loans, $0.5 million were in consumer indirect loans, and $0.2 million were in consumer direct loans.  Net loan charge-offs for the six months ended June 30, 2026 were $2.2 million, or an annualized 0.09% of average loans, compared to $2.9 million, or an annualized 0.13% of average loans, for the same period prior year.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at June 30, 2026 was 211.8% compared to 314.0% at December 31, 2025 and 237.1% at June 30, 2025.  Nonaccrual loans to totals loans were 0.2% at June 30, 2026 and December 31, 2025.  The allowance for credit losses to nonaccrual loans were 583.7% at June 30, 2026 compared to 704.6% at December 31, 2025.  Our allowance for credit losses as a percentage of total loans outstanding at June 30, 2026 remained at 1.23% from December 31, 2025 and June 30, 2025.  The table below shows the changes in components of the allowance for credit losses during the three months ended June 30, 2026:

(in thousands)
Beginning balance, April 1, 2026	$61,321
New loan volume	5,097
Changes in existing loan balances	(546)
Loan exiting	(2,904)
Historical loss rate	245
Qualitative factors	(246)
Other changes	34
Ending balance, June 30, 2026	$63,001
See Note 3 to our condensed consolidated financial statements contained herein for additional information regarding our allowance for credit losses.

Dividends

On July 28, 2026, the Board of Directors of CTBI declared a quarterly cash dividend of $0.65 per share beginning with the October 1, 2026 payment to shareholders of record on September 15, 2026.  This represents an increase of 22.6% in the quarterly cash dividend.  In addition to the quarterly cash dividend, the Board approved a one-time cash dividend payment of $0.06 per share to shareholders of record on September 15, 2026, also to be paid on October 1, 2026.

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
July 1, 2026	June 15, 2026	$0.53
April 1, 2026	March 15, 2026	$0.53
January 1, 2026	December 15, 2025	$0.53
October 1, 2025	September 15, 2025	$0.53
July 1, 2025	June 15, 2025	$0.47
April 1, 2025	March 15, 2025	$0.47

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of June 30, 2026, we had approximately $514.3 million in cash and cash equivalents and approximately $113.0 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $363.7 million and $174.7 million, respectively, at December 31, 2025.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at June 30, 2026 and December 31, 2025.  As of June 30, 2026, we had a $543.9 million available borrowing position with the Federal Home Loan Bank, compared to $546.9 million at December 31, 2025.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At June 30, 2026 and December 31, 2025, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at June 30, 2026 were deposits with the Federal Reserve of $434.4 million, compared to $288.1 million at December 31, 2025.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At June 30, 2026, available-for-sale (“AFS”) securities comprised 99.6% of the total investment portfolio, and the AFS portfolio was 118% of equity capital.  Ninety percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield to shareholders for the quarter ended June 30, 2026 of 2.93%.  Shareholders’ equity increased 2.4% for the quarter and 4.2% from December 31, 2025.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.06 per share for the first six months of 2026 compared to $0.94 per share for the first six months of 2025.  We retained 66.3% of our earnings for the six months ended June 30, 2026 compared to 63.8% for the six months ended June 30, 2025.

Insured depository institutions are required to meet certain capital level requirements.  Management elected to use the community bank leverage ratio (“CBLR”) framework for CTBI and CTB.  The CBLR is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  A CBLR greater than 9% is considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  CTBI’s CBLR ratio as of June 30, 2026 was 13.89%.  CTB’s CBLR ratio as of June 30, 2026 was 13.43%.

As of June 30, 2026, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of June 30, 2026, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.

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

Our accounting policies are described in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.  We have identified the following critical accounting estimate:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 2.91% over one year and 5.47% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 2.39% over one year and 4.98% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2025.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2026, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of June 30, 2026 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(c) Insider trading arrangements

During the three months ended June 30, 2026, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits:
	(1)	Articles of Incorporation and all amendments thereto {incorporated by reference to registration statement no. 33-35138}	Exhibit 3.1
	(2)	By-laws of CTBI as amended July 25, 1995 {incorporated by reference to registration statement no. 33-61891}	Exhibit 3.2

	(3)	By-laws of CTBI as amended January 29, 2008 {incorporated by reference to Exhibit 3.1 of current report on Form 8-K filed January 30, 2008}	Exhibit 3.3

	(4)	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 Exhibit 31.2
	(5)	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 Exhibit 32.2
	(6)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL	Exhibit 101.INS
	(7)	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH
	(8)	XBRL Taxonomy Extension Calculation Linkbase	Exhibit 101.CAL
	(9)	XBRL Taxonomy Extension Definition Linkbase	Exhibit 101.DEF
	(10)	XBRL Taxonomy Extension Label Linkbase	Exhibit 101.LAB
	(11)	XBRL Taxonomy Extension Presentation Linkbase	Exhibit 101.PRE
	(12)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Exhibit 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CTBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY TRUST BANCORP, INC.

Date: August 7, 2026	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer