Form 10-Q
period 2026-09-30
COMMUNITY TRUST BANCORP INC /KY/
filed 2026-11-06
CIK 350852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended on September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock –18,173,438 shares outstanding at October 31, 2026

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

Community Trust Bancorp, Inc.
Condensed Consolidated Balance Sheets

(in thousands except share data)	(unaudited) September 30 2026	December 31 2025
Assets:
Cash and due from banks	$59,170	$62,851
Interest bearing deposits	272,398	300,833
Cash and cash equivalents	331,568	363,684

Certificates of deposit in other banks	245	245
Debt securities available-for-sale at fair value (amortized cost of $1,239,964 and $1,206,938, respectively)	1,111,268	1,120,719
Equity securities at fair value	5,093	4,154
Loans held for sale	150	211

Loans	5,302,868	4,894,942
Allowance for credit losses	(65,059)	(60,169)
Net loans	5,237,809	4,834,773

Premises and equipment, net	53,143	52,611
Operating right-of-use assets	10,752	11,543
Finance right-of-use assets	3,779	3,890
Federal Home Loan Bank stock	6,289	5,200
Federal Reserve Bank stock	4,887	4,887
Goodwill	65,490	65,490
Bank owned life insurance	125,180	123,274
Mortgage servicing rights	6,946	6,751
Other real estate owned	5,212	3,066
Deferred tax asset	31,869	20,856
Accrued interest receivable	26,458	25,957
Other assets	35,434	36,827
Total assets	$7,061,572	$6,684,138

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing	$1,254,885	$1,263,243
Interest bearing	4,435,004	4,125,815
Total deposits	5,689,889	5,389,058

Repurchase agreements	351,105	308,799
Federal funds purchased	500	500
Advances from Federal Home Loan Bank	279	293
Long-term debt	63,604	63,784
Operating lease liabilities	11,135	11,924
Finance lease liabilities	4,486	4,493
Accrued interest payable	20,728	8,535
Other liabilities	42,511	40,680
Total liabilities	6,184,237	5,828,066

Shareholders’ equity:
Preferred stock, 300,000 shares authorized and unissued	0	0
Common stock, $5.00 par value, shares authorized 25,000,000; shares issued and outstanding 2026 – 18,167,954; 2025 – 18,115,847	90,842	90,581
Capital surplus	238,572	236,423
Retained earnings	644,620	593,888
Accumulated other comprehensive loss, net of tax	(96,699)	(64,820)
Total shareholders’ equity	877,335	856,072

Total liabilities and shareholders’ equity	$7,061,572	$6,684,138

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans, including loans held for sale	$82,430	$77,707	$240,609	$226,271
Interest and dividends on securities
Taxable	8,257	5,762	22,293	17,246
Tax exempt	516	610	1,689	1,840
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	168	190	508	559
Interest on Federal Reserve Bank deposits	3,430	4,194	8,489	9,984
Other, including interest on federal funds sold	92	99	298	287
Total interest income	94,893	88,562	273,886	256,187

Interest expense:
Interest on deposits	30,240	29,385	82,526	85,013
Interest on repurchase agreements and federal funds purchased	2,660	2,621	7,851	7,291
Interest on advances from Federal Home Loan Bank	11	0	11	13
Interest on long-term debt	926	1,002	2,771	3,009
Total interest expense	33,837	33,008	93,159	95,326

Net interest income	61,056	55,554	180,727	160,861
Provision for credit losses	9,171	3,866	14,253	9,528
Net interest income after provision for credit losses	51,885	51,688	166,474	151,333

Noninterest income:
Deposit related fees	8,579	8,131	23,391	22,303
Gains on sales of loans, net	33	89	145	213
Trust and wealth management income	4,885	4,277	14,071	12,350
Loan related fees	1,268	897	3,453	3,111
Bank owned life insurance revenue	1,227	1,144	4,129	3,281
Brokerage revenue	727	588	1,775	1,608
Securities gains (losses)	515	(449)	951	181
Other noninterest income	1,414	1,269	3,746	3,967
Total noninterest income	18,648	15,946	51,661	47,014

Noninterest expense:
Officer salaries and employee benefits	5,048	4,337	15,140	14,344
Other salaries and employee benefits	16,695	17,437	51,928	49,202
Occupancy, net	2,599	2,468	8,045	7,608
Equipment	890	793	2,510	2,265
Data processing	3,077	3,575	8,883	9,760
Taxes other than property and payroll	667	564	1,903	1,666
Legal fees	572	378	1,352	1,257
Professional fees	705	667	2,173	2,014
Advertising and marketing	907	953	2,448	2,391
FDIC insurance	750	703	2,245	2,080
Other real estate owned provision and expense	52	99	135	224
Repossession expense	227	691	911	1,148
Other noninterest expense	4,291	4,079	12,714	12,656
Total noninterest expense	36,480	36,744	110,387	106,615

Income before income taxes	34,053	30,890	107,748	91,732
Income taxes	8,163	6,979	25,043	20,950
Net income	$25,890	$23,911	$82,705	$70,782

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(37,658)	12,665	(42,465)	36,318
Less: Reclassification adjustments for realized gains included in net income	0	0	12	1
Tax expense (benefit)	(9,395)	3,161	(10,598)	9,061
Other comprehensive income (loss), net of tax	(28,263)	9,504	(31,879)	27,256
Comprehensive income (loss)	$(2,373)	$33,415	$50,826	$98,038

Basic earnings per share	$1.43	$1.33	$4.58	$3.93
Diluted earnings per share	$1.43	$1.32	$4.57	$3.92

Weighted average shares outstanding-basic	18,069	18,019	18,061	18,009
Weighted average shares outstanding-diluted	18,114	18,053	18,098	18,037

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Quarterly
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2026	18,163,721	$90,820	$237,884	$631,559	$(68,436)	$891,827
Net income				25,890		25,890
Other comprehensive income (loss)					(28,263)	(28,263)
Cash dividends declared ($0.71 per share)				(12,829)		(12,829)
Issuance of common stock	4,233	22	292			314
Stock-based compensation			396			396
Balance, September 30, 2026	18,167,954	$90,842	$238,572	$644,620	$(96,699)	$877,335

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, June 30, 2025	18,105,371	$90,527	$235,154	$561,805	$(80,617)	$806,869
Net income				23,911		23,911
Other comprehensive income (loss)					9,504	9,504
Cash dividends declared ($0.53 per share)				(9,551)		(9,551)
Issuance of common stock	5,277	26	263			289
Forfeiture of restricted stock	(315)	(1)	1			0
Stock-based compensation			351			351
Balance, September 30, 2025	18,110,333	$90,552	$235,769	$576,165	$(71,113)	$831,373

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
Year-to-Date
(unaudited)

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2025	18,115,847	$90,581	$236,423	$593,888	$(64,820)	$856,072
Net income				82,705		82,705
Other comprehensive income (loss)					(31,879)	(31,879)
Cash dividends declared ($1.77 per share)				(31,973)		(31,973)
Issuance of common stock	43,459	218	923			1,141
Issuance of restricted stock	34,175	171	(171)			0
Vesting of restricted stock	(25,527)	(128)	128			0
Stock-based compensation			1,269			1,269
Balance, September 30, 2026	18,167,954	$90,842	$238,572	$644,620	$(96,699)	$877,335

(in thousands except per share and share amounts)	Common Shares	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, December 31, 2024	18,057,923	$90,290	$233,802	$531,861	$(98,369)	$757,584
Net income				70,782		70,782
Other comprehensive income					27,256	27,256
Cash dividends declared ($1.47 per share)				(26,478)		(26,478)
Issuance of common stock	47,855	239	782			1,021
Issuance of restricted stock	38,538	193	(193)			0
Vesting of restricted stock	(28,106)	(141)	141			0
Forfeiture of restricted stock	(5,877)	(29)	29			0
Stock-based compensation			1,208			1,208
Balance, September 30, 2025	18,110,333	$90,552	$235,769	$576,165	$(71,113)	$831,373

See notes to condensed consolidated financial statements.

Community Trust Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$82,705	$70,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,359	3,059
Amortization of operating lease right-of-use assets	791	1,185
Deferred tax benefit	(415)	(1,743)
Stock-based compensation	1,445	1,346
Provision for credit losses	14,253	9,528
Write-downs of other real estate owned and other repossessed assets	16	76
Gains on sale of mortgage loans held for sale	(145)	(213)
Securities gains	(12)	(1)
Fair value adjustments in equity securities	(939)	(180)
Gains on sale of assets, net	(22)	(118)
Proceeds from sale of mortgage loans held for sale	5,301	7,868
Funding of mortgage loans held for sale	(5,155)	(8,039)
Amortization of securities premiums and discounts, net	1,514	1,860
Change in cash surrender value of bank owned life insurance	(3,052)	(2,262)
Payment of operating lease liabilities	(789)	(1,154)
Interest expense on finance lease liabilities	165	132
Fair value adjustment in mortgage servicing rights	(135)	568
Changes in:
Accrued interest receivable	(501)	(374)
Other assets	5,656	(1,698)
Accrued interest payable	12,193	10,812
Other liabilities	990	(1,383)
Net cash provided by operating activities	117,223	90,051

Cash flows from investing activities:
Securities available-for-sale (AFS):
Purchase of AFS securities	(250,990)	(132,444)
Proceeds from sales of AFS securities	45,568	0
Proceeds from prepayments, calls, and maturities of AFS securities	170,894	184,665
Change in loans, net	(427,407)	(314,656)
Purchase of premises and equipment	(3,780)	(5,625)
Proceeds from sale and retirement of premises and equipment	27	21
Purchase of Federal Home Loan Bank stock	(1,089)	(4,675)
Redemption of Federal Home Loan Bank stock	0	4,676
Proceeds from sale of other real estate owned and repossessed assets	4,264	560
Additional investment in bank owned life insurance	0	(19,116)
Redemption of bank owned life insurance	604	438
Proceeds from settlement of bank owned life insurance	542	0
Net cash used in investing activities	(461,367)	(286,156)

Cash flows from financing activities:
Change in deposits, net	300,831	315,272
Change in repurchase agreements and federal funds purchased, net	42,306	44,697
Proceeds from Federal Home Loan Bank advances	100,000	100,000
Payments on advances from Federal Home Loan Bank	(100,014)	(100,016)
Payment of finance lease liabilities	(172)	(128)
Repayment of long-term debt/other borrowings	(180)	(173)
Issuance of common stock	1,141	1,021
Dividends paid	(31,884)	(26,449)
Net cash provided by financing activities	312,028	334,224
Net increase (decrease) in cash and cash equivalents	(32,116)	138,119
Cash and cash equivalents at beginning of period	363,684	369,505
Cash and cash equivalents at end of period	$331,568	$507,624

Supplemental disclosures:
Income taxes paid	$25,866	$22,651
Interest paid	80,966	84,514
Non-cash activities:
Loans to facilitate the sale of other real estate owned and repossessed assets	291	2,472
Common stock dividends accrued, paid in subsequent quarter	413	304
Real estate acquired in settlement of loans	10,985	4,174
Right-of-use assets obtained in exchange for new operating lease liabilities	0	1,719
Right-of-use assets obtained in exchange for new finance lease liabilities	0	1,150

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

Recently Issued Accounting Guidance, Not Yet Adopted as of September 30, 2026

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

ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU 2025-08 which amends the current expected credit loss (CECL) model in ASC 326-20 to: (1) expand the population of acquired financial assets subject to the “gross-up approach” for measuring credit losses to apply to “seasoned” purchased loans.
		For interim and annual periods beginning in 2027	This ASU has no impact on CTBI’s financial statements at this time. Early adoption is permitted.

Note 2 – Securities

The amortized cost and fair value of debt securities available-for-sale are summarized as follows:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$203,744	$40	$(7,874)	$195,910
State and political subdivisions	288,203	0	(53,156)	235,047
Agency mortgage-backed securities	733,357	19	(67,706)	665,670
Asset-backed securities	14,660	8	(27)	14,641
Total available-for-sale securities	$1,239,964	$67	$(128,763)	$1,111,268

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$243,840	$65	$(8,146)	$235,759
State and political subdivisions	303,118	117	(36,344)	266,891
Agency mortgage-backed securities	630,172	1,119	(43,029)	588,262
Asset-backed securities	29,808	57	(58)	29,807
Total available-for-sale securities	$1,206,938	$1,358	$(87,577)	$1,120,719

The amounts reported in the preceding tables exclude accrued interest on securities of $4.5 million at September 30, 2026 and December 31, 2025, which is presented as a component of accrued interest receivable in the consolidated balance sheets.

The amortized cost and fair value of debt securities at September 30, 2026 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$40,180	$39,777
Due after one through five years	241,945	227,131
Due after five through ten years	109,478	89,499
Due after ten years	100,344	74,550
Agency mortgage-backed securities	733,357	665,670
Asset-backed securities	14,660	14,641
Total debt securities	$1,239,964	$1,111,268

During the three months ended September 30, 2026, we had a net securities gain of $515 thousand from the fair value adjustment of equity securities.  During the three months ended September 30, 2025, we had a net securities loss of $449 thousand from the fair value adjustment of equity securities.  During the nine months ended September 30, 2026, we had a net securities gain of $951 thousand, consisting of a pre-tax gain of $12 thousand realized on sales and calls of AFS securities and an unrealized gain of $939 thousand from the fair value adjustment of equity securities.  During the nine months ended September 30, 2025, we had a net securities gain of $181 thousand, consisting of a pre-tax gain of $1 thousand realized on calls of AFS securities and an unrealized gain of $180 thousand from the fair value adjustments of equity securities.

The amortized cost of securities pledged as collateral, to secure public deposits and for other purposes, was $566.0 million and $602.6 million at September 30, 2026 and December 31, 2025, respectively.  The fair value of securities pledged was $502.3 million and $556.9 million at September 30, 2026 and December 31, 2025, respectively.

The amortized cost of securities sold under agreements to repurchase amounted to $451.0 million and $386.8 million at September 30, 2026 and December 31, 2025, respectively.  The fair value of securities pledged was $400.6 million and $358.1 million at September 30, 2026 and December 31, 2025, respectively.

The following tables provide the amortized cost, gross unrealized losses, and fair value of debt securities available-for-sale, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of the periods indicated where management did not record an allowance for credit losses.

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$49,882	$(307)	$49,575
State and political subdivisions	20,701	(997)	19,704
Agency mortgage-backed securities	379,330	(15,220)	364,110
Asset-backed securities	2,017	(27)	1,990
Total <12 months AFS securities with unrealized losses	451,930	(16,551)	435,379

12 Months or More
U.S. Treasury and government agencies	151,170	(7,567)	143,603
State and political subdivisions	267,468	(52,159)	215,309
Agency mortgage-backed securities	344,725	(52,486)	292,239
Asset-backed securities	0	0	0
Total ≥12 months AFS securities with unrealized losses	763,363	(112,212)	651,151

Total
U.S. Treasury and government agencies	201,052	(7,874)	193,178
State and political subdivisions	288,169	(53,156)	235,013
Agency mortgage-backed securities	724,055	(67,706)	656,349
Asset-backed securities	2,017	(27)	1,990
Total AFS securities with unrealized losses	$1,215,293	$(128,763)	$1,086,530

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
U.S. Treasury and government agencies	$954	$(2)	$952
State and political subdivisions	8,129	(1,232)	6,897
Agency mortgage-backed securities	113,962	(633)	113,329
Asset-backed securities	6,911	(2)	6,909
Total <12 months AFS securities with unrealized losses	129,956	(1,869)	128,087

12 Months or More
U.S. Treasury and government agencies	238,808	(8,144)	230,664
State and political subdivisions	274,927	(35,112)	239,815
Agency mortgage-backed securities	384,506	(42,396)	342,110
Asset-backed securities	16,235	(56)	16,179
Total ≥12 months AFS securities with unrealized losses	914,476	(85,708)	828,768

Total
U.S. Treasury and government agencies	239,762	(8,146)	231,616
State and political subdivisions	283,056	(36,344)	246,712
Agency mortgage-backed securities	498,468	(43,029)	455,439
Asset-backed securities	23,146	(58)	23,088
Total AFS securities with unrealized losses	$1,044,432	$(87,577)	$956,855

CTBI evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2026 and December 31, 2025 indicates that the unrealized losses on available-for-sale debt securities were attributable to changes in market interest rates and other non-credit related factors.  The percentage of total debt securities with unrealized losses as of September 30, 2026 was 97.8% compared to 85.4% as of December 31, 2025.

Equity Securities at Fair Value

Equity securities at fair value as of September 30, 2026 were $5.1 million, as a result of a $515 thousand increase in the fair value during the quarter.  Equity securities at fair value as of December 31, 2025 were $4.2 million, as a result of a $373 thousand increase in the fair value in 2025.  No equity securities were sold during 2025 or the first nine months of 2026.

Note 3 – Loans

          Major classifications of loans, net of unearned income, deferred loan origination costs and fees, and net premiums on acquired loans, are summarized as follows:

(in thousands)	September 30 2026	December 31 2025
Hotel/motel	$539,287	$497,764
Commercial real estate residential	633,648	580,652
Commercial real estate nonresidential	1,061,605	959,915
Dealer floorplans	65,924	83,812
Commercial other	377,996	371,132
Commercial loans	2,678,460	2,493,275

Real estate mortgage	1,336,242	1,206,820
Home equity lines	201,192	186,798
Residential loans	1,537,434	1,393,618

Consumer direct	137,045	145,591
Consumer indirect	949,929	862,458
Consumer loans	1,086,974	1,008,049

Net loans	$5,302,868	$4,894,942

Unearned fees included above totaled $197 thousand and $359 thousand as of September 30, 2026 and December 31, 2025, respectively, while the unamortized premiums on the indirect lending portfolio totaled $39.0 million and $34.5 million as of September 30, 2026 and December 31, 2025, respectively.

Loans identified to be sold into the secondary market are classified as held for sale and are not included in the loan balances above.  Loans held for sale are recorded at lower of cost or fair value.  There was $0.2 million in loans held for sale at September 30, 2026 and at December 31, 2025.

Accrued interest receivable from loans, which is excluded from loan balances, was $21.9 million and $19.7 million at September 30, 2026 and December 31, 2025, respectively.

CTBI has segregated and evaluates our loan portfolio through nine portfolio segments with similar risk characteristics. CTBI serves customers in small and mid-sized communities in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee.  Therefore, CTBI’s exposure to credit risk is significantly affected by changes in these communities.

Allowance for Credit Losses

The balance in the allowance for credit losses increased during the quarter, primarily as a result of the change in loan volume with significant increases in the commercial real estate, residential, and consumer indirect loan portfolios.  The following tables present the activity in the ACL for loans for the periods indicated.

	Three Months Ended September 30, 2026
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$7,116	$49	$0	$0	$7,165	11.0%
Commercial real estate residential	6,301	421	0	5	6,727	10.3
Commercial real estate nonresidential	11,517	770	(8)	21	12,300	18.9
Dealer floorplans	855	(294)	0	0	561	0.9
Commercial other	4,257	4,283	(5,108)	109	3,541	5.4
Real estate mortgage	15,781	1,090	(62)	19	16,828	25.9
Home equity	1,401	(39)	0	0	1,362	2.1
Consumer direct	1,803	177	(338)	56	1,698	2.6
Consumer indirect	13,970	2,153	(2,208)	962	14,877	22.9
Total ACL	$63,001	$8,610	$(7,724)	$1,172	$65,059	100.0%

	Nine Months Ended September 30, 2026
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$6,902	$263	$0	$0	$7,165	11.0%
Commercial real estate residential	6,397	322	(7)	15	6,727	10.3
Commercial real estate nonresidential	11,630	735	(92)	27	12,300	18.9
Dealer floorplans	798	(237)	0	0	561	0.9
Commercial other	3,620	5,595	(5,968)	294	3,541	5.4
Real estate mortgage	14,047	3,000	(257)	38	16,828	25.9
Home equity	1,276	98	(14)	2	1,362	2.1
Consumer direct	1,971	358	(901)	270	1,698	2.6
Consumer indirect	13,528	3,543	(5,283)	3,089	14,877	22.9
Total ACL	$60,169	$13,677	$(12,522)	$3,735	$65,059	100.0%

	Three Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,604	$20	$0	$0	$5,624	9.5%
Commercial real estate residential	6,480	60	(65)	5	6,480	11.0
Commercial real estate nonresidential	11,457	1,905	(1,000)	3	12,365	20.9
Dealer floorplans	507	107	0	0	614	1.0
Commercial other	3,711	(98)	(191)	79	3,501	5.9
Real estate mortgage	12,953	726	(162)	8	13,525	22.9
Home equity	1,604	17	0	2	1,623	2.7
Consumer direct	2,131	115	(313)	119	2,052	3.5
Consumer indirect	13,378	1,206	(2,293)	1,060	13,351	22.6
Total ACL	$57,825	$4,058	$(4,024)	$1,276	$59,135	100%

	Nine Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance	% of Total ACL
ACL
Hotel/motel	$5,208	$416	$0	$0	$5,624	9.5%
Commercial real estate residential	5,467	1,122	(124)	15	6,480	11.0
Commercial real estate nonresidential	10,307	3,049	(1,002)	11	12,365	20.9
Dealer floorplans	682	(68)	0	0	614	1.0
Commercial other	3,832	550	(1,146)	265	3,501	5.9
Real estate mortgage	12,504	1,240	(242)	23	13,525	22.9
Home equity	1,499	116	(7)	15	1,623	2.7
Consumer direct	2,221	312	(780)	299	2,052	3.5
Consumer indirect	13,248	3,106	(5,973)	2,970	13,351	22.6
Total ACL	$54,968	$9,843	$(9,274)	$3,598	$59,135	100%

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

	Three Months Ended September 30, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$976	$133	$0	$0	$1,109
Real estate mortgage	278	436	0	0	714
Consumer	30	(8)	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,284	$561	$0	$0	$1,845

	Nine Months Ended September 30, 2026
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$950	$159	$0	$0	$1,109
Real estate mortgage	298	416	0	0	714
Consumer	21	1	0	0	22
Total unfunded commitment off-balance sheet credit exposure	$1,269	$576	$0	$0	$1,845

	Three Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$899	$(77)	$0	$0	$822
Real estate mortgage	420	(115)	0	0	305
Consumer	23	0	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,342	$(192)	$0	$0	$1,150

	Nine Months Ended September 30, 2025
(in thousands)	Beginning Balance	Provision Charged to Expense	Losses Charged Off	Recoveries	Ending Balance
ACL for unfunded commitments:
Commercial	$1,071	$(249)	$0	$0	$822
Real estate mortgage	372	(67)	0	0	305
Consumer	22	1	0	0	23
Total unfunded commitment off-balance sheet credit exposure	$1,465	$(315)	$0	$0	$1,150

Nonperforming loans

Nonaccrual loans and loans 90 days past due and still accruing, segregated by loan segment, were as follows:

	September 30, 2026
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$926	$2,114	$3,040
Commercial real estate nonresidential	83	3,120	1,736	4,939
Commercial other	289	963	464	1,716
Total commercial loans	372	5,009	4,314	9,695

Real estate mortgage	0	3,844	7,322	11,166
Home equity lines	0	240	667	907
Total residential loans	0	4,084	7,989	12,073

Consumer direct	0	0	28	28
Consumer indirect	0	0	691	691
Total consumer loans	0	0	719	719

Loans and lease financing	$372	$9,093	$13,022	$22,487

	December 31, 2025
(in thousands)	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	90+ and Still Accruing	Total Nonperforming Loans

Commercial real estate residential	$0	$867	$2,085	$2,952
Commercial real estate nonresidential	86	2,972	1,187	4,245
Commercial other	26	896	901	1,823
Total commercial loans	112	4,735	4,173	9,020

Real estate mortgage	0	3,429	5,098	8,527
Home equity lines	0	263	624	887
Total residential loans	0	3,692	5,722	9,414

Consumer direct	0	0	51	51
Consumer indirect	0	0	677	677
Total consumer loans	0	0	728	728

Loans and lease financing	$112	$8,427	$10,623	$19,162

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2026 and for the year ended December 31, 2025 totaled $8.2 thousand, $150.4 thousand, and $66.2 thousand, respectively.

The following tables present CTBI’s loan portfolio aging analysis, segregated by loan segment (including loans 90 days past due and still accruing):

	September 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$539,287	$539,287
Commercial real estate residential	727	419	2,289	3,435	630,213	633,648
Commercial real estate nonresidential	3,626	2,021	3,905	9,552	1,052,053	1,061,605
Dealer floorplans	0	0	0	0	65,924	65,924
Commercial other	872	567	1,018	2,457	375,539	377,996
Total commercial loans	5,225	3,007	7,212	15,444	2,663,016	2,678,460

Real estate mortgage	2,590	4,748	10,242	17,580	1,318,662	1,336,242
Home equity lines	1,596	1,011	829	3,436	197,756	201,192
Total residential loans	4,186	5,759	11,071	21,016	1,516,418	1,537,434

Consumer direct	798	200	28	1,026	136,019	137,045
Consumer indirect	3,960	1,031	691	5,682	944,247	949,929
Total consumer loans	4,758	1,231	719	6,708	1,080,266	1,086,974

Loans and lease financing	$14,169	$9,997	$19,002	$43,168	$5,259,700	$5,302,868

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
Hotel/motel	$0	$0	$0	$0	$497,764	$497,764
Commercial real estate residential	216	282	2,262	2,760	577,892	580,652
Commercial real estate nonresidential	2,010	2,814	4,005	8,829	951,086	959,915
Dealer floorplans	0	0	0	0	83,812	83,812
Commercial other	830	87	1,548	2,465	368,667	371,132
Total commercial loans	3,056	3,183	7,815	14,054	2,479,221	2,493,275

Real estate mortgage	2,543	4,063	7,594	14,200	1,192,620	1,206,820
Home equity lines	1,435	451	644	2,530	184,268	186,798
Total residential loans	3,978	4,514	8,238	16,730	1,376,888	1,393,618

Consumer direct	1,203	377	51	1,631	143,960	145,591
Consumer indirect	3,767	962	677	5,406	857,052	862,458
Total consumer loans	4,970	1,339	728	7,037	1,001,012	1,008,049

Loans and lease financing	$12,004	$9,036	$16,781	$37,821	$4,857,121	$4,894,942

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

The following tables present the credit risk profile of CTBI’s commercial loan portfolio based on rating category and payment activity, segregated by loan segment and based on last credit decision or year of origination:

Term Loans Amortized Cost Basis by Origination Year As of September 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$83,249	$83,877	$57,385	$70,845	$104,555	$97,735	$4,079	$501,725
Watch	0	0	0	1,974	10,611	11,451	0	24,036
OAEM	0	0	0	0	0	6,634	0	6,634
Substandard	0	0	717	0	3,726	2,449	0	6,892
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	83,249	83,877	58,102	72,819	118,892	118,269	4,079	539,287

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	148,081	134,963	91,173	65,535	58,420	75,567	29,264	603,003
Watch	6,641	1,679	824	3,915	304	8,935	962	23,260
OAEM	0	0	0	0	0	47	0	47
Substandard	1,130	693	482	568	290	4,155	20	7,338
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	155,852	137,335	92,479	70,018	59,014	88,704	30,246	633,648

Commercial real estate residential year-to-date gross charge-offs	0	0	0	0	0	(7)	0	(7)

Commercial real estate nonresidential
Risk rating:
Pass	222,448	167,964	127,145	74,527	88,702	230,944	68,225	979,955
Watch	4,181	4,924	6,324	10,009	6,032	19,742	987	52,199
OAEM	238	0	581	0	0	0	0	819
Substandard	9,023	1,406	457	1,729	2,351	13,475	191	28,632
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate nonresidential	235,890	174,294	134,507	86,265	97,085	264,161	69,403	1,061,605

Commercial real estate nonresidential year-to-date gross charge-offs	0	0	(3)	(79)	0	(10)	0	(92)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	62,044	62,044
Watch	0	0	0	0	0	0	0	0
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	3,880	3,880
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	65,924	65,924

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	94,855	66,962	16,523	26,106	25,033	32,675	96,128	358,282
Watch	278	1,328	3,565	432	348	633	1,224	7,808
OAEM	416	0	0	0	0	17	4,700	5,133
Substandard	1,119	444	781	723	669	137	2,900	6,773
Doubtful	0	0	0	0	0	0	0	0
Total commercial other	96,668	68,734	20,869	27,261	26,050	33,462	104,952	377,996

Commercial other year-to-date gross charge-offs	(745)	(4,972)	(149)	0	(22)	(80)	0	(5,968)

Commercial loans
Risk rating:
Pass	548,633	453,766	292,226	237,013	276,710	436,921	259,740	2,505,009
Watch	11,100	7,931	10,713	16,330	17,295	40,761	3,173	107,303
OAEM	654	0	581	0	0	6,698	4,700	12,633
Substandard	11,272	2,543	2,437	3,020	7,036	20,216	6,991	53,515
Doubtful	0	0	0	0	0	0	0	0
Total commercial loans	$571,659	$464,240	$305,957	$256,363	$301,041	$504,596	$274,604	$2,678,460

Total commercial loans year-to-date gross charge-offs	$(745)	$(4,972)	$(152)	$(79)	$(22)	$(97)	$0	$(6,067)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Hotel/motel
Risk rating:
Pass	$83,005	$58,850	$79,857	$116,984	$24,564	$86,215	$5,604	$455,079
Watch	0	0	2,010	18,679	0	11,022	0	31,711
OAEM	0	0	0	0	6,403	0	0	6,403
Substandard	0	748	0	3,823	0	0	0	4,571
Doubtful	0	0	0	0	0	0	0	0
Total hotel/motel	83,005	59,598	81,867	139,486	30,967	97,237	5,604	497,764

Hotel/motel year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial real estate residential
Risk rating:
Pass	174,717	100,517	91,321	63,970	50,454	44,689	22,447	548,115
Watch	9,182	937	4,018	489	3,543	5,512	174	23,855
OAEM	0	0	192	0	0	52	0	244
Substandard	2,074	511	490	598	1,835	2,881	49	8,438
Doubtful	0	0	0	0	0	0	0	0
Total commercial real estate residential	185,973	101,965	96,021	65,057	55,832	53,134	22,670	580,652

Commercial real estate residential year-to-date gross charge-offs	(160)	(18)	(125)	0	0	(16)	0	(319)

Commercial real estate nonresidential
Risk rating:
Pass	180,461	163,870	98,249	106,344	99,628	169,989	55,839	874,380
Watch	3,840	6,849	12,112	6,839	17,310	10,136	1,011	58,097
OAEM	0	99	0	0	0	0	0	99
Substandard	3,889	431	2,127	2,390	2,379	16,122	0	27,338
Doubtful	0	0	0	0	0	1	0	1
Total commercial real estate nonresidential	188,190	171,249	112,488	115,573	119,317	196,248	56,850	959,915

Commercial real estate nonresidential year-to-date gross charge-offs	0	(1,375)	0	0	0	(2)	0	(1,377)

Dealer floorplans
Risk rating:
Pass	0	0	0	0	0	0	73,240	73,240
Watch	0	0	0	0	0	0	10,293	10,293
OAEM	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	279	279
Doubtful	0	0	0	0	0	0	0	0
Total dealer floorplans	0	0	0	0	0	0	83,812	83,812

Dealer floorplans year-to-date gross charge-offs	0	0	0	0	0	0	0	0

Commercial other
Risk rating:
Pass	97,104	37,248	35,594	29,023	21,350	19,299	86,954	326,572
Watch	1,713	1,017	813	515	149	419	14,035	18,661
OAEM	0	0	82	0	7,892	18	0	7,992
Substandard	11,973	1,219	3,071	466	94	320	657	17,800
Doubtful	107	0	0	0	0	0	0	107
Total commercial other	110,897	39,484	39,560	30,004	29,485	20,056	101,646	371,132

Commercial other year-to-date gross charge-offs	(892)	(106)	(260)	(6)	(268)	(145)	0	(1,677)

Commercial loans
Risk rating:
Pass	535,287	360,485	305,021	316,321	195,996	320,192	244,084	2,277,386
Watch	14,735	8,803	18,953	26,522	21,002	27,089	25,513	142,617
OAEM	0	99	274	0	14,295	70	0	14,738
Substandard	17,936	2,909	5,688	7,277	4,308	19,323	985	58,426
Doubtful	107	0	0	0	0	1	0	108
Total commercial loans	$568,065	$372,296	$329,936	$350,120	$235,601	$366,675	$270,582	$2,493,275

Total commercial loans year-to-date gross charge-offs	$(1,052)	$(1,499)	$(385)	$(6)	$(268)	$(163)	$0	$(3,373)

The following tables present the credit risk profile of CTBI’s residential real estate and consumer loan portfolios based on performing or nonperforming status, segregated by loan segment:

Term Loans Amortized Cost Basis by Origination Year As of September 30, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,639	$194,646	$200,285
Nonperforming	0	0	0	0	0	238	669	907
Total home equity lines	0	0	0	0	0	5,877	195,315	201,192

Home equity year-to-date gross charge-offs	0	0	(11)	0	0	(3)	0	(14)

Real estate mortgage loans
Performing	251,385	282,150	145,392	144,322	109,165	392,662	0	1,325,076
Nonperforming	1,470	1,839	1,914	1,075	1,225	3,643	0	11,166
Total mortgage loans	252,855	283,989	147,306	145,397	110,390	396,305	0	1,336,242

Real estate mortgage loans year-to-date gross charge-offs	0	0	0	(121)	(74)	(62)	0	(257)

Residential loans
Performing	251,385	282,150	145,392	144,322	109,165	398,301	194,646	1,525,361
Nonperforming	1,470	1,839	1,914	1,075	1,225	3,881	669	12,073
Total residential loans	252,855	283,989	147,306	145,397	110,390	402,182	195,315	1,537,434

Total residential loans year-to-date gross charge-offs	0	0	(11)	(121)	(74)	(65)	0	(271)

Consumer direct loans
Performing	40,618	33,114	19,273	13,624	9,074	21,314	0	137,017
Nonperforming	0	24	4	0	0	0	0	28
Total consumer direct loans	40,618	33,138	19,277	13,624	9,074	21,314	0	137,045

Consumer direct loans year-to-date gross charge-offs	(19)	(246)	(304)	(109)	(28)	(195)	0	(901)

Consumer indirect loans
Performing	365,525	261,783	153,428	98,544	51,617	18,341	0	949,238
Nonperforming	34	170	114	172	164	37	0	691
Total consumer indirect loans	365,559	261,953	153,542	98,716	51,781	18,378	0	949,929

Consumer indirect loans year-to-date gross charge-offs	(297)	(1,001)	(1,095)	(1,596)	(993)	(301)	0	(5,283)

Consumer loans
Performing	406,143	294,897	172,701	112,168	60,691	39,655	0	1,086,255
Nonperforming	34	194	118	172	164	37	0	719
Total consumer loans	$406,177	$295,091	$172,819	$112,340	$60,855	$39,692	$0	$1,086,974

Total consumer loans year-to-date gross charge-offs	$(316)	$(1,247)	$(1,399)	$(1,705)	$(1,021)	$(496)	$0	$(6,184)

Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Home equity lines
Performing	$0	$0	$0	$0	$0	$5,744	$180,167	$185,911
Nonperforming	0	0	0	0	0	221	666	887
Total home equity lines	0	0	0	0	0	5,965	180,833	186,798

Home equity year-to-date gross charge-offs	0	0	0	0	0	(9)	0	(9)

Real estate mortgage loans
Performing	299,236	173,336	168,206	123,839	132,923	300,753	0	1,198,293
Nonperforming	708	1,387	1,213	1,905	547	2,767	0	8,527
Total mortgage loans	299,944	174,723	169,419	125,744	133,470	303,520	0	1,206,820

Real estate mortgage loans year-to-date gross charge-offs	0	0	0	(37)	(16)	(189)	0	(242)

Residential loans
Performing	299,236	173,336	168,206	123,839	132,923	306,497	180,167	1,384,204
Nonperforming	708	1,387	1,213	1,905	547	2,988	666	9,414
Total residential loans	$299,944	$174,723	$169,419	$125,744	$133,470	$309,485	$180,833	$1,393,618

Total residential loans year-to-date gross charge-offs	$0	$0	$0	$(37)	$(16)	$(198)	$0	$(251)

Consumer direct loans
Performing	$54,669	$28,377	$21,704	$12,833	$11,667	$16,290	$0	$145,540
Nonperforming	22	0	29	0	0	0	0	51
Total consumer direct loans	54,691	28,377	21,733	12,833	11,667	16,290	0	145,591

Consumer direct loans year-to-date gross charge-offs	(69)	(291)	(292)	(202)	(55)	(60)	0	(969)

Consumer indirect loans
Performing	356,525	219,121	151,128	90,077	30,999	13,931	0	861,781
Nonperforming	83	104	233	122	107	28	0	677
Total consumer indirect loans	356,608	219,225	151,361	90,199	31,106	13,959	0	862,458

Consumer indirect loans year-to-date gross charge-offs	(245)	(1,563)	(3,283)	(1,849)	(503)	(260)	0	(7,703)

Consumer loans
Performing	411,194	247,498	172,832	102,910	42,666	30,221	0	1,007,321
Nonperforming	105	104	262	122	107	28	0	728
Total consumer loans	$411,299	$247,602	$173,094	$103,032	$42,773	$30,249	$0	$1,008,049

Total consumer loans year-to-date gross charge-offs	$(314)	$(1,854)	$(3,575)	$(2,051)	$(558)	$(320)	$0	$(8,672)

The total of consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings are in process was $4.1 million and $3.1 million at September 30, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

If a loan does not share risk characteristics with other pooled loans in determining the ACL, the loan is evaluated for expected credit losses on an individual basis.  Of the loans that CTBI has individually evaluated, the loans listed below by segment are those that are collateral dependent:

	September 30, 2026
($ in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	3	$12,453	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	6	19,836	525
Dealer floorplans	1	3,880	0
Commercial other	3	6,948	0
Total collateral dependent loans	14	$44,638	$525

	December 31, 2025
($ in thousands)	Number of Loans	Recorded Investment	Specific Reserve
Hotel/motel	2	$9,861	$0
Commercial real estate residential	1	1,521	0
Commercial real estate nonresidential	6	17,094	725
Commercial other	4	19,191	0
Total collateral dependent loans	13	$47,667	$725

Based on the quarterly evaluation of losses for these credits, the combined amount of expected loss at September 30, 2026 is $0.5 million.  This expected loss is tied to two unrelated loans that demonstrate a shortfall in collateral which is insufficient to repay the principal balance of the loans in the event of a liquidation of the collateral and after estimated selling costs.  All other evaluated credits show sufficient collateral to repay the entire loan balances after estimated selling costs.  The individually evaluated collateral-dependent loans shown above in the hotel/motel and commercial real estate classes are secured by real estate.  The three loans listed in the commercial other segment at September 30, 2026 are collateralized by inventory, equipment, and accounts receivable.  One evaluated credit is a dealer floorplan that is secured by individual vehicles.

Loan Modifications

Certain loans have been modified where the customer is facing financial difficulty and economic concessions were granted to borrowers, consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.

These loans, segregated by loan segment and concession granted, are presented below for the quarter ended September 30, 2026:

	Amortized Cost at September 30, 2026
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate nonresidential	$0	0.00%	$238	0.02%
Commercial other	0	0.00	416	0.11
Commercial loans	0	0.00	654	0.02

Real estate mortgage	0	0.00	2,387	0.18
Residential loans	0	0.00	2,387	0.16

Consumer direct	0	0.00	18	0.01
Consumer indirect	0	0.00	57	0.01
Consumer loans	0	0.00	75	0.01

Loans and lease financing	$0	0.00%	$3,116	0.06%

	Amortized Cost at September 30, 2026
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$147	0.02%	$79	0.01%
Commercial real estate nonresidential	197	0.02	140	0.01
Commercial other	0	0.00	64	0.02
Commercial loans	344	0.01	283	0.01

Real estate mortgage	161	0.01	0	0.00
Home equity lines	354	0.18	0	0.00
Residential loans	515	0.03	0	0.00

Loans and lease financing	$859	0.02%	$283	0.01%

	Amortized Cost at September 30, 2026
($ in thousands)	Combination – Term Extension and Payment Change	% of total	Combination – Interest Rate Reduction and Payment Change	% of total
Commercial other	$19	0.01%	$0	0.00%
Commercial loans	19	0.00	0	0.00

Real estate mortgage	31	0.00	978	0.07
Residential loans	31	0.00	978	0.06

Consumer indirect	50	0.01	0	0.00
Consumer loans	50	0.00	0	0.00

Loans and lease financing	$100	0.00%	$978	0.02%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the quarter ended September 30, 2026:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate nonresidential		Added a weighted-average 0.3 years to life of the loans

Commercial other		Added a weighted-average 0.2 years to life of the loans

Real estate mortgage		Added a weighted-average 0.3 years to life of the loans

Consumer direct		Added a weighted-average 0.3 years to life of the loans

Consumer indirect		Added a weighted-average 0.6 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 8.8% to 6.8% and increased the weighted-average life by 20.3 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 8.8% to 7.5% and increased the weighted-average life by 20.0 years	Provided payment changes that will be added to the end of the original loan term

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.1% to 3.0% and increased the weighted-average life by 4.1 years

Home equity lines	Reduced weighted-average contractual interest rate from 7.7% to 6.8% and increased the weighted-average life by 2.1 years

Loan Type	Combination – Term Extension and Payment Change Financial Impact	Combination – Interest Rate Reduction and Payment Change
Commercial other	Added a weighted-average 2.0 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term

Real estate mortgage	Added a weighted-average 4.8 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term	Reduced weighted-average contractual interest rate from 7.3% to 4.2% and provided payment changes with any deferred payments added to the end of the loan term

Consumer indirect	Added a weighted-average 1.9 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term

These loans, segregated by loan segment and concession granted, are presented below for the nine months ended September 30, 2026:

	Amortized Cost at September 30, 2026
($ in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$28	0.00%
Commercial real estate nonresidential	7,253	0.68	531	0.05
Commercial other	0	0.00	881	0.23
Commercial loans	7,253	0.27	1,440	0.05

Real estate mortgage	1,381	0.10	7,547	0.56
Residential loans	1,381	0.09	7,547	0.49

Consumer direct	0	0.00	88	0.06
Consumer indirect	0	0.00	181	0.02
Consumer loans	0	0.00	269	0.02

Loans and lease financing	$8,634	0.16%	$9,256	0.17%

	Amortized Cost at September 30, 2026
($ in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$187	0.03%	$175	0.03%
Commercial real estate nonresidential	198	0.02	3,081	0.29
Commercial other	170	0.04	416	0.11
Commercial loans	555	0.02	3,672	0.14

Real estate mortgage	688	0.05	0	0.00
Home equity lines	536	0.27	0	0.00
Residential loans	1,224	0.08	0	0.00

Consumer indirect	0	0.00	20	0.00
Consumer loans	0	0.00	20	0.00

Loans and lease financing	$1,779	0.03%	$3,692	0.07%

	Amortized Cost at September 30, 2026
($ in thousands)	Combination – Term Extension and Payment Change	% of total	Combination – Interest Rate Reduction and Payment Change	% of total
Commercial real estate residential	$58	0.01%	$0	0.00%
Commercial other	19	0.01	0	0.00
Commercial loans	77	0.00	0	0.00

Real estate mortgage	51	0.00	1,461	0.11
Residential loans	51	0.00	1,461	0.10

Consumer indirect	143	0.02	0	0.00
Consumer loans	143	0.01	0	0.00

Loans and lease financing	$271	0.01%	$1,461	0.03%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2026:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 1.0 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 6.75% to 2.5%	Added a weighted-average 0.7 years to life of the loans

Commercial other		Added a weighted-average 0.4 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.6% to 3.2%	Added a weighted-average 0.4 years to life of the loans

Consumer direct		Added a weighted-average 0.4 years to life of the loans

Consumer indirect		Added a weighted-average 0.5 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential	Reduced weighted-average contractual interest rate from 9.0% to 7.0% and increased the weighted-average life by 18.7 years	Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 8.8% to 7.5% and increased the weighted-average life by 20.0 years	Provided payment changes that will be added to the end of the original loan term

Commercial other	Reduced weighted-average contractual interest rate from 8.9% to 8.0% and increased the weighted-average life by 6.9 years	Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 3.8% to 3.0% and increased the weighted-average life by 6.2 years

Home equity lines	Reduced weighted-average contractual interest rate from 7.8% to 6.8% and increased the weighted-average life by 2.7 years

Consumer indirect		Provided payment changes that will be added to the end of the original loan term

Loan Type	Combination – Term Extension and Payment Change Financial Impact	Combination – Interest Rate Reduction and Payment Change
Commercial real estate nonresidential	Added a weighted-average 0.3 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term

Commercial other	Added a weighted-average 2.0 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term

Real estate mortgage	Added a weighted-average 4.9 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term	Reduced weighted-average contractual interest rate from 7.2% to 4.2% and provided payment changes with any deferred payments added to the end of the loan term

Consumer indirect	Added a weighted-average 1.7 years to life of the loans and provided payment changes with any deferred payments added to the end of the loan term

These loans, segregated by loan segment and concession granted, are presented below for the quarter ended September 30, 2025:

	Amortized Cost at September 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$41	0.01%
Commercial real estate nonresidential	7,254	0.79	124	0.01
Commercial other	0	0.00	169	0.05
Commercial loans	7,254	0.30	334	0.01

Real estate mortgage	435	0.04	2,780	0.24
Home equity lines	47	0.03	0	0.00
Residential loans	482	0.04	2,780	0.21

Consumer indirect	0	0.00	302	0.03
Consumer loans	0	0.00	302	0.03

Loans and lease financing	$7,736	0.16%	$3,416	0.07%

	Amortized Cost at September 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$0	0.00%	$121	0.02%
Commercial real estate nonresidential	242	0.03	0	0.00
Commercial other	0	0.00	65	0.02
Commercial loans	242	0.01	186	0.01

Real estate mortgage	108	0.01	0	0.00
Home equity lines	95	0.05	0	0.00
Residential loans	203	0.02	0	0.00

Loans and lease financing	$445	0.01%	$186	0.00%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months ended September 30, 2025:

Loan Type	Interest Rate Reduction Financial Impact	Term Extension Financial Impact
Commercial real estate residential		Added a weighted-average 0.3 years to life of the loans

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 7.5% to 2.0%	Added a weighted-average 20.2 years to life of the loans

Commercial other		Added a weighted-average 0.3 years to life of the loans

Real estate mortgage	Reduced weighted-average contractual interest rate from 7.2% to 3.7%	Added a weighted-average 0.4 years to life of the loans

Home equity lines	Reduced weighted-average contractual interest rate from 8.9% to 7.5%

Consumer indirect		Added a weighted-average 1.1 years to life of the loans

Loan Type	Combination – Term Extension and Interest Rate Reduction Financial Impact	Payment Changes Financial Impact
Commercial real estate residential		Provided payment changes that will be added to the end of the original loan term

Commercial real estate nonresidential	Reduced weighted-average contractual interest rate from 6.5% to 4.5% and increased the weighted-average life by 0.5 years

Commercial other		Provided payment changes that will be added to the end of the original loan term

Real estate mortgage	Reduced weighted-average contractual interest rate from 5.4% to 3.0% and increased the weighted-average life by 6.5 years

Home Equity Lines	Reduced weighted-average contractual interest rate from 8.7% to 7.5% and increased the weighted-average life by 9.0 years

These loans, segregated by loan segment and concession granted, are presented below for the nine months ended September 30, 2025:

	Amortized Cost at September 30, 2025
(in thousands)	Interest Rate Reduction	% of total	Term Extension	% of total
Commercial real estate residential	$0	0.00%	$340	0.06%
Commercial real estate nonresidential	7,381	0.80	2,616	0.28
Commercial other	0	0.00	1,362	0.37
Commercial loans	7,381	0.30	4,318	0.18

Real estate mortgage	807	0.07	7,717	0.67
Home equity lines	47	0.03	320	0.17
Residential loans	854	0.06	8,037	0.60

Consumer direct	0	0.00	216	0.14
Consumer indirect	0	0.00	575	0.07
Consumer loans	0	0.00	791	0.08

Loans and lease financing	$8,235	0.17%	$13,146	0.27%

	Amortized Cost at September 30, 2025
(in thousands)	Combination – Term Extension and Interest Rate Reduction	% of total	Payment Change	% of total
Commercial real estate residential	$1,065	0.19%	$121	0.02%
Commercial real estate nonresidential	242	0.03	348	0.04
Commercial other	378	0.10	460	0.12
Commercial loans	1,685	0.07	929	0.04

Real estate mortgage	717	0.06	35	0.00
Home equity lines	142	0.08	0	0.00
Residential loans	859	0.06	35	0.00

Consumer indirect	0	0.00	149	0.02
Consumer loans	0	0.00	149	0.01

Loans and lease financing	$2,544	0.05%	$1,113	0.02%

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

No charge-offs have resulted from the presented modifications.  We had commitments to extend additional credit in the amount of $16.6 thousand at September 30, 2026, and no commitments to extend additional credit at September 30, 2025 on loans that were considered in financial difficulty.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified due to a borrower’s financial difficulty are closely monitored for delinquency as an early indicator of possible future default.  If a loan to a borrower experiencing financial difficulty subsequently defaults, CTBI evaluates the loan for possible further impairment.  The table below represents the payment status of loans to borrowers experiencing financial difficulty for the past 12 months as of September 30, 2026.

	Past Due Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days	90+ Days	Nonaccrual
Commercial real estate residential	$391	$0	$0	$0
Commercial real estate nonresidential	9,838	1,931	0	0
Commercial other	1,249	185	49	146
Real estate mortgage	11,921	672	1,161	349
Home equity lines	521	118	65	0
Consumer direct	100	0	0	0
Consumer indirect	425	0	0	0
Loans to borrowers experiencing financial difficulty	$24,445	$2,906	$1,275	$495

The allowance for credit losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  During the quarter ended September 30, 2026, there were 7 loans to borrowers experiencing financial difficulty that subsequently defaulted.  CTBI considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.  Presented below, segregated by segment, are loans to borrowers experiencing financial difficulty for which there was a payment default during the periods indicated and such default was within 12 months of the loan modification.

	Three Months Ended September 30, 2026
($ in thousands)	Number of Loans	Recorded Balance
Commercial other	1	$49
Real estate mortgage	6	806
Loans to borrowers experiencing financial difficulty	7	$855

	Nine Months Ended September 30, 2026
($ in thousands)	Number of Loans	Recorded Balance
Commercial other	2	$123
Real estate mortgage	10	1,191
Home equity lines	1	65
Loans to borrowers experiencing financial difficulty	13	$1,379

	Three Months Ended September 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial other	2	$219
Real estate mortgage	8	845
Home equity lines	1	23
Loans to borrowers experiencing financial difficulty	11	$1,087

	Nine Months Ended September 30, 2025
(in thousands)	Number of Loans	Recorded Balance
Commercial other	3	$314
Real estate mortgage	12	1,075
Home equity lines	1	23
Loans to borrowers experiencing financial difficulty	16	$1,412

Note 4 – Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings.  The following table presents information regarding the balances of our repurchase agreement borrowings as of and for the periods indicated:

(in thousands)	Balance Outstanding at Period End	Average Balance Outstanding For the Quarter Ended	Maximum Balance Outstanding During the Quarter Ended
September 30, 2026	$351,105	$300,339	$351,105
December 31, 2025	$308,799	$291,512	$308,799
September 30, 2025	$284,863	$258,292	$284,863

At September 30, 2026, we had amounts at risk under repurchase agreements for one customer exceeding 10% of shareholders’ equity with a balance of $173.0 million and a weighted average maturity of 7.9 months compared to $148.0 million and 4.6 months, respectively, at December 31, 2025.

We monitor collateral levels on a continuous basis and maintain records of each transaction specifically describing the applicable security and the counterparty’s fractional interest in that security, and we segregate the security from our general assets in accordance with regulations governing custodial holdings of securities.  The primary risk with our repurchase agreements is market risk associated with the securities securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  The carrying value of investment securities available-for-sale pledged as collateral under repurchase agreements totaled $400.6 million and $358.1 million at September 30, 2026 and December 31, 2025, respectively.

The remaining contractual maturity of the securities sold under agreements to repurchase by class of collateral pledged included in the accompanying consolidated balance sheets is presented in the following tables:

	September 30, 2026
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$8,388	$0	$5	$10,763	$19,156
State and political subdivisions	96,653	0	1,934	14,319	112,906
Agency mortgage-backed securities	81,083	0	231	129,307	210,621
Asset-backed securities	4,653	0	0	3,769	8,422
Total repurchase agreements	$190,777	$0	$2,170	$158,158	$351,105

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and government agencies	$18,035	$7	$1,404	$10,042	$29,488
State and political subdivisions	113,867	493	9,878	6,936	131,174
Agency mortgage-backed securities	36,373	0	31,020	65,272	132,665
Asset-backed securities	4,377	0	6,998	4,097	15,472
Total repurchase agreements	$172,652	$500	$49,300	$86,347	$308,799

Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements subject to these arrangements are presented on a gross basis on the condensed consolidated balance sheets.  The following table presents the recognized repurchase agreement liabilities, amounts offset in the balance sheet, and amounts subject to enforceable master netting arrangements or related collateral that were not offset.

				Gross Amount Not Offset in the Balance Sheet
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet	Financial Instruments Posted as Collateral	Cash Posted as Collateral	Net Amount
September 30, 2026:
Repurchase agreements	$351,105	$0	$351,105	$(351,105)	$0	$0

December 31, 2025:
Repurchase agreements	$308,799	$0	$308,799	$(308,799)	$0	$0

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

		Fair Value Measurements at September 30, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$195,910	$0	$195,910	$0
State and political subdivisions	235,047	0	235,047	0
Agency mortgage-backed securities	665,670	0	665,670	0
Asset-backed securities	14,641	0	14,641	0
Equity securities at fair value	5,093	0	0	5,093
Mortgage servicing rights	6,946	0	0	6,946

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – recurring basis
Available-for-sale securities:
U.S. Treasury and government agencies	$235,759	$0	$235,759	$0
State and political subdivisions	266,891	0	266,891	0
Agency mortgage-backed securities	588,262	0	588,262	0
Asset-backed securities	29,807	0	29,807	0
Equity securities at fair value	4,154	0	0	4,154
Mortgage servicing rights	6,751	0	0	6,751

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  These valuation methodologies were applied to all of CTBI’s financial assets carried at fair value.  CTBI had no liabilities measured and recorded at fair value as of September 30, 2026 and December 31, 2025.  There have been no significant changes in the valuation techniques during the nine months ended September 30, 2026 or the year ended December 31, 2025.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Fair value for equity securities is derived based on unobservable inputs, such as the discount rate, quarterly dividends payable to the Visa Class B-3 and Class C common stock, and the prevailing conversion rate at the conversion date.  The most recent conversion rate for Class B-3 common stock of 1.4773 and the most recent dividend rate of 0.9898 were used to derive the fair value estimate for Class B-3.  The most recent conversion rate for Class C common stock of 4.0000 and the most recent dividend rate of 2.68 were used to derive the fair value estimate for Class C.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  An increase in the discount rate would generally decrease estimated fair value, while a decrease would generally increase estimated fair value.  The effect of a change in the expected conversion date should be evaluated based on the timing and amount of the projected cash flows.  The weighted averages presented in the tables below are determined by taking the median of the estimates in conversion dates and discount rate.

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

Fair value for MSRs is derived based on unobservable inputs, such as prepayment speeds of the underlying loans generated using the Andrew Davidson Prepayment Model, FHLMC/FNMA guidelines, the weighted average life of the loan, the discount rate, the weighted average coupon, and the weighted average default rate.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Higher prepayment speeds, servicing costs, default assumptions, or discount rates would generally reduce estimated fair value, while lower assumptions would generally increase estimated fair value, subject to interactions among the assumptions.

Level 3 Reconciliation

Following is a reconciliation of the beginning and ending balances of recurring fair value measurements, for the periods indicated, using significant unobservable (Level 3) inputs:

	Three Months Ended September 30
	2026		2025
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,578	$6,759	$4,410	$7,096
Total unrealized gains (losses)
Included in net income	515	400	(449)	(65)
Issuances	0	14	0	36
Settlements	0	(227)	0	(193)
Ending balance	$5,093	$6,946	$3,961	$6,874

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$515	$400	$(449)	$(65)

	Nine Months Ended September 30
	2026		2025
(in thousands)	Equity Securities at Fair Value	Mortgage Servicing Rights	Equity Securities at Fair Value	Mortgage Servicing Rights
Beginning balance	$4,154	$6,751	$3,781	$7,357
Total unrealized gains (losses)
Included in net income	939	747	180	(20)
Issuances	0	60	0	85
Settlements	0	(612)	0	(548)
Ending balance	$5,093	$6,946	$3,961	$6,874

Total gains (losses) for the period included in net income attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$939	$747	$180	$(20)

Realized and unrealized gains and losses for items reflected in the tables above are included in net income in the consolidated statements of income as follows:

Noninterest Income	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Total gains (losses)	$688	$(707)	$1,074	$(388)

Nonrecurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2026 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$7,253	$0	$0	$7,253
Other real estate owned	172	0	0	172

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured – nonrecurring basis
Collateral dependent loans	$697	$0	$0	$697
Other real estate owned	13	0	0	13

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

Loans considered collateral-dependent are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.  There were no fair value adjustments to collateral-dependent loans during the three months ended September 30, 2026.  For the nine months ended September 30, 2026 there was a $0.2 million improvement in fair value with additional collateral taken on a fair valued loan during the second quarter.  Fair value adjustments for the year ended December 31, 2025 were $0.4 million.

Other Real Estate Owned

Estimated fair value of other real estate owned (“OREO”) is based on appraisals or evaluations.  OREO is classified within Level 3 of the fair value hierarchy.  Long-lived assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments to OREO disclosed above for the three and nine months ended September 30, 2026 were $1 thousand and $16 thousand, respectively.  Fair value adjustments to OREO disclosed above for the year ended December 31, 2025 were $38 thousand.

Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 18 months but generally not more than 24 months.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

Unobservable inputs for mortgage servicing rights were weighted by loan amount.  Unobservable inputs for equity securities were weighted by security value.  Unobservable inputs for OREO were weighted by estimated cost to sell.  There were no transfers in or out of Level 3 during the nine months ended September 30, 2026.  The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements for the periods indicated.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2026	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$5,093	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,946	Discounted cash flows	Constant prepayment rate	5.5% - 19.6% (6.0%)
			Cost to service	$47 - $817 ($77)
			Probability of default	0.0% - 100.0% (1.3%)
			Discount rate	9.0% - 16.2% (9.5%)

Collateral-dependent loans	$7,253	Market comparable properties	Marketability discount	0.0% - 0.0% (0.0%)

Other real estate owned	$172	Market comparable properties	Comparability adjustments	16.0% - 27.6% (17.6%)

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity securities at fair value	$4,154	Discounted cash flows	Discount rate	8.0% - 12.0% (10.0%)
			Conversion date	Dec 2027 - Dec 2029 (Dec 2028)

Mortgage servicing rights	$6,751	Discounted cash flows	Constant prepayment rate	5.5% - 30.4% (6.5%)
			Cost to service	$67 - $817 ($77)
			Probability of default	0.0% - 100.0% (1.5%)
			Discount rate	9.0% - 11.5% (9.7%)

Collateral-dependent loans	$697	Market comparable properties	Marketability discount	24.2% - 24.2% (24.2%)

Other real estate owned	$13	Market comparable properties	Comparability adjustments	0.0% - 0.0% (0.0%)

Fair Value of Financial Instruments

The following tables present estimated fair value of CTBI’s financial instruments and indicate the level within the fair value hierarchy of the valuation techniques.

		Fair Value Measurements at September 30, 2026 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$331,568	$331,568	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,111,268	0	1,111,268	0
Equity securities at fair value	5,093	0	0	5,093
Loans held for sale	150	152	0	0
Loans, net	5,237,809	0	0	5,280,922
Federal Home Loan Bank stock	6,289	0	6,289	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,946	0	0	6,946
Accrued interest receivable	26,458	0	26,458	0

Financial liabilities:
Deposits	$5,689,889	$1,254,885	$4,154,372	$0
Repurchase agreements	351,105	0	351,381	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	279	0	288	0
Long-term debt	63,604	0	59,520	0
Accrued interest payable	20,728	0	20,728	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,684	$363,684	$0	$0
Certificates of deposit in other banks	245	0	245	0
Debt securities available-for-sale	1,120,719	0	1,120,719	0
Equity securities at fair value	4,154	0	0	4,154
Loans held for sale	211	214	0	0
Loans, net	4,834,773	0	0	4,918,385
Federal Home Loan Bank stock	5,200	0	5,200	0
Federal Reserve Bank stock	4,887	0	4,887	0
Mortgage servicing rights	6,751	0	0	6,751
Accrued interest receivable	25,957	0	25,957	0

Financial liabilities:
Deposits	$5,389,058	$1,263,243	$3,896,447	$0
Repurchase agreements	308,799	0	308,769	0
Federal funds purchased	500	0	500	0
Advances from Federal Home Loan Bank	293	0	304	0
Long-term debt	63,784	0	60,483	0
Accrued interest payable	8,535	0	8,535	0

Unrecognized financial instruments:
Letters of credit	$0	$0	$0	$0
Commitments to extend credit	0	0	0	0
Forward sale commitments	0	0	0	0

Note 6 – Stock-Based Compensation

There were no stock option awards outstanding and no unrecognized expense related to stock option grants as of September 30, 2026.  Restricted stock expense for the three and nine months ended September 30, 2026 was $0.5 million and $1.4 million, respectively, including $71 thousand and $176 thousand, respectively, in dividends paid during those periods.  As of September 30, 2026, there was a total of $3.3 million of unrecognized compensation expense related to restricted stock grants that will be recognized as expense as the awards vest over a weighted average period of 2.8 years.

The following table shows restricted stock activity for the periods indicated.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Grants	Weighted Average Fair Value at Grant	Grants	Weighted Average Fair Value at Grant
Outstanding at beginning of period	98,824	$52.23	90,176	$47.27
Granted	0	-	34,175	61.39
Vested	0	-	(25,527)	46.95
Outstanding at end of period	98,824	$52.23	98,824	$52.23

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

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share data)	2026	2025	2026	2025
Numerator:
Net income	$25,890	$23,911	$82,705	$70,782

Denominator:
Basic earnings per share:
Weighted average shares	18,069	18,019	18,061	18,009
Diluted earnings per share:
Dilutive effect of equity grants	45	34	37	28
Adjusted weighted average shares	18,114	18,053	18,098	18,037

Earnings per share:
Basic earnings per share	$1.43	$1.33	$4.58	$3.93
Diluted earnings per share	$1.43	$1.32	$4.57	$3.92

There were no options to purchase common shares that were excluded from the diluted calculations above for the three and nine months ended September 30, 2026 and 2025.  Unvested restricted stock grants were used in the calculation of diluted earnings per share based on the treasury method.

Note 8 – Accumulated Other Comprehensive Income (Loss)

          The following table shows the reconciliation of accumulated other comprehensive income (loss) (“AOCI”) and amounts reclassified to earnings during the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Beginning balance	$(68,436)	$(80,617)	$(64,820)	$(98,369)

Unrealized holding gains (losses) on debt securities AFS	(37,658)	12,665	(42,465)	36,318
Tax expense (benefit)	(9,395)	3,161	(10,595)	9,061
Unrealized holding gains (losses) on debt securities AFS, net of tax	(28,263)	9,504	(31,870)	27,257

Reclassification adjustments for realized gains (losses) included in securities	0	0	12	1
Tax expense (benefit)	0	0	3	0
Reclassification adjustments for realized gains (losses) included in securities, net of tax	0	0	9	1

Other comprehensive income (loss)	(28,263)	9,504	(31,879)	27,256

Ending balance	$(96,699)	$(71,113)	$(96,699)	$(71,113)

Note 9 – Segment Reporting

The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to CTBI’s consolidated financial statement totals for the periods indicated.

(in thousands) Three Months Ended September 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$82,430	$0	$0	$82,430
Interest and dividends on securities:
Taxable	8,257	0	0	8,257
Tax exempt	516	0	0	516
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	168	0	0	168
Interest on Federal Reserve Bank deposits	3,430	0	0	3,430
Other, including interest on federal funds sold	66	26	0	92
Total interest income	94,867	26	0	94,893

Interest expense:
Interest on deposits	30,240	0	0	30,240
Interest on repurchase agreements and federal funds purchased	2,660	0	0	2,660
Interest on advances from Federal Home Loan Bank	11	0	0	11
Interest on long-term debt	110	866	(50)	926
Total interest expense	33,021	866	(50)	33,837

Net interest income	61,846	(840)	50	61,056
Provision for credit losses	9,171	0	0	9,171
Net interest income after provision for credit losses	52,675	(840)	50	51,885

Noninterest income:
Deposit related fees	8,579	0	0	8,579
Gains on sales of loans, net	33	0	0	33
Trust and wealth management income	5,048	0	(163)	4,885
Loan related fees	1,268	0	0	1,268
Bank owned life insurance	1,227	0	0	1,227
Brokerage revenue	727	0	0	727
Securities gains (losses)	515	0	0	515
Dividend and undistributed income from subsidiaries	0	27,540	(27,540)	0
Other noninterest income	1,714	361	(661)	1,414
Total noninterest income	19,111	27,901	(28,364)	18,648

Noninterest expense:
Officer salaries and employee benefits	4,505	811	(268)	5,048
Other salaries and employee benefits	16,695	251	(251)	16,695
Occupancy, net	2,599	0	0	2,599
Equipment	893	48	(51)	890
Data processing	3,520	11	(454)	3,077
Taxes other than property and payroll	667	0	0	667
Legal fees	572	0	0	572
Professional fees	1,361	128	(784)	705
Advertising and marketing	901	6	0	907
FDIC insurance	750	0	0	750
Other real estate owned provision and expense	52	0	0	52
Repossession expense	227	0	0	227
Other noninterest expense	4,168	261	(138)	4,291
Total noninterest expense	36,910	1,516	(1,946)	36,480

Income before income taxes	34,876	25,545	(26,368)	34,053
Income taxes	8,508	(345)	0	8,163
Net income	$26,368	$25,890	$(26,368)	$25,890

(in thousands) Nine Months Ended September 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$240,609	$0	$0	$240,609
Interest and dividends on securities:
Taxable	22,293	0	0	22,293
Tax exempt	1,689	0	0	1,689
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	508	0	0	508
Interest on Federal Reserve Bank deposits	8,489	0	0	8,489
Other, including interest on federal funds sold	220	78	0	298
Total interest income	273,808	78	0	273,886

Interest expense:
Interest on deposits	82,526	0	0	82,526
Interest on repurchase agreements and federal funds purchased	7,851	0	0	7,851
Interest on advances from Federal Home Loan Bank	11	0	0	11
Interest on long-term debt	326	2,594	(149)	2,771
Total interest expense	90,714	2,594	(149)	93,159

Net interest income	183,094	(2,516)	149	180,727
Provision for credit losses	14,253	0	0	14,253
Net interest income after provision for credit losses	168,841	(2,516)	149	166,474

Noninterest income:
Deposit related fees	23,391	0	0	23,391
Gains on sales of loans, net	145	0	0	145
Trust and wealth management income	14,531	0	(460)	14,071
Loan related fees	3,453	0	0	3,453
Bank owned life insurance	4,129	0	0	4,129
Brokerage revenue	1,775	0	0	1,775
Securities gains (losses)	951	0	0	951
Dividend and undistributed income from subsidiaries	0	87,294	(87,294)	0
Other noninterest income	4,695	1,052	(2,001)	3,746
Total noninterest income	53,070	88,346	(89,755)	51,661

Noninterest expense:
Officer salaries and employee benefits	13,503	2,443	(806)	15,140
Other salaries and employee benefits	51,928	754	(754)	51,928
Occupancy, net	8,045	0	0	8,045
Equipment	2,525	154	(169)	2,510
Data processing	10,212	32	(1,361)	8,883
Taxes other than property and payroll	1,903	0	0	1,903
Legal fees	1,274	78	0	1,352
Professional fees	4,122	373	(2,322)	2,173
Advertising and marketing	2,422	26	0	2,448
FDIC insurance	2,245	0	0	2,245
Other real estate owned provision and expense	135	0	0	135
Repossession expense	911	0	0	911
Other noninterest expense	12,227	903	(416)	12,714
Total noninterest expense	111,452	4,763	(5,828)	110,387

Income before income taxes	110,459	81,067	(83,778)	107,748
Income taxes	26,681	(1,638)	0	25,043
Net income	$83,778	$82,705	$(83,778)	$82,705

(in thousands) Three Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$77,707	$0	$0	$77,707
Interest and dividends on securities:
Taxable	5,762	0	0	5,762
Tax exempt	610	0	0	610
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	190	0	0	190
Interest on Federal Reserve Bank deposits	4,194	0	0	4,194
Other, including interest on federal funds sold	70	29	0	99
Total interest income	88,533	29	0	88,562

Interest expense:
Interest on deposits	29,385	0	0	29,385
Interest on repurchase agreements and federal funds purchased	2,621	0	0	2,621
Interest on advances from Federal Home Loan Bank	0	0	0	0
Interest on long-term debt	102	954	(54)	1,002
Total interest expense	32,108	954	(54)	33,008

Net interest income	56,425	(925)	54	55,554
Provision for credit losses	3,866	0	0	3,866
Net interest income after provision for credit losses	52,559	(925)	54	51,688

Noninterest income:
Deposit related fees	8,131	0	0	8,131
Gains on sales of loans, net	89	0	0	89
Trust and wealth management income	4,419	0	(142)	4,277
Loan related fees	897	0	0	897
Bank owned life insurance	1,144	0	0	1,144
Brokerage revenue	588	0	0	588
Securities gains (losses)	(449)	0	0	(449)
Dividend and undistributed income from subsidiaries	0	25,331	(25,331)	0
Other noninterest income	1,565	310	(606)	1,269
Total noninterest income	16,384	25,641	(26,079)	15,946

Noninterest expense:
Officer salaries and employee benefits	3,908	650	(221)	4,337
Other salaries and employee benefits	17,437	230	(230)	17,437
Occupancy, net	2,468	0	0	2,468
Equipment	810	51	(68)	793
Data processing	4,009	10	(444)	3,575
Tax other than property and payroll	564	0	0	564
Legal fees	335	43	0	378
Professional fees	1,349	104	(786)	667
Advertising and marketing	922	31	0	953
FDIC insurance	703	0	0	703
Other real estate owned provision and expense	99	0	0	99
Repossession expense	691	0	0	691
Other noninterest expense	3,984	245	(150)	4,079
Total noninterest expense	37,279	1,364	(1,899)	36,744

Income before income taxes	31,664	23,352	(24,126)	30,890
Income taxes	7,538	(559)	0	6,979
Net income	$24,126	$23,911	$(24,126)	$23,911

(in thousands) Nine Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Interest income:
Interest and fees on loans, including loans held for sale	$226,271	$0	$0	$226,271
Interest and dividends on securities:
Taxable	17,246	0	0	17,246
Tax exempt	1,840	0	0	1,840
Interest and dividends on Federal Reserve Bank and Federal Home Loan Bank stock	559	0	0	559
Interest on Federal Reserve Bank deposits	9,984	0	0	9,984
Other, including interest on federal funds sold	200	87	0	287
Total interest income	256,100	87	0	256,187

Interest expense:
Interest on deposits	85,013	0	0	85,013
Interest on repurchase agreements and federal funds purchased	7,291	0	0	7,291
Interest on advances from Federal Home Loan Bank	13	0	0	13
Interest on long-term debt	284	2,890	(165)	3,009
Total interest expense	92,601	2,890	(165)	95,326

Net interest income	163,499	(2,803)	165	160,861
Provision for credit losses	9,528	0	0	9,528
Net interest income after provision for credit losses	153,971	(2,803)	165	151,333

Noninterest income:
Deposit related fees	22,303	0	0	22,303
Gains on sales of loans, net	213	0	0	213
Trust and wealth management income	12,764	0	(414)	12,350
Loan related fees	3,111	0	0	3,111
Bank owned life insurance	3,281	0	0	3,281
Brokerage revenue	1,608	0	0	1,608
Securities gains (losses)	181	0	0	181
Dividend and undistributed income from subsidiaries	0	75,445	(75,445)	0
Other noninterest income	4,855	931	(1,819)	3,967
Total noninterest income	48,316	76,376	(77,678)	47,014

Noninterest expense:
Officer salaries and employee benefits	12,637	2,370	(663)	14,344
Other salaries and employee benefits	49,202	690	(690)	49,202
Occupancy, net	7,608	0	0	7,608
Equipment	2,317	154	(206)	2,265
Data processing	11,065	27	(1,332)	9,760
Tax other than property and payroll	1,666	0	0	1,666
Legal fees	1,043	214	0	1,257
Professional fees	4,052	309	(2,347)	2,014
Advertising and marketing	2,376	15	0	2,391
FDIC insurance	2,080	0	0	2,080
Other real estate owned provision and expense	224	0	0	224
Repossession expense	1,148	0	0	1,148
Other noninterest expense	12,192	914	(450)	12,656
Total noninterest expense	107,610	4,693	(5,688)	106,615

Income before income taxes	94,677	68,880	(71,825)	91,732
Income taxes	22,852	(1,902)	0	20,950
Net income	$71,825	$70,782	$(71,825)	$70,782

The following tables present other segment disclosures:

(in thousands) Three Months Ended September 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,117	$48	$0	$1,165
Amortization of operating lease right-of-use assets	389	0	0	389
Significant non-cash items:
Provision for credit losses	9,171	0	0	9,171
Change in cash surrender value of bank owned life insurance	866	0	0	866
Expenditures for long-lived assets	1,206	0	0	1,206

(in thousands) Nine Months Ended September 30, 2026	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$3,205	$154	$0	$3,359
Amortization of operating lease right-of-use assets	791	0	0	791
Significant non-cash items:
Provision for credit losses	14,253	0	0	14,253
Change in cash surrender value of bank owned life insurance	3,052	0	0	3,052
Expenditures for long-lived assets	3,596	184	0	3,780

(in thousands) Three Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$1,025	$51	$0	$1,076
Amortization of operating lease right-of-use assets	350	0	0	350
Significant non-cash items:
Provision for credit losses	3,866	0	0	3,866
Change in cash surrender value of bank owned life insurance	808	0	0	808
Expenditures for long-lived assets	1,153	35	0	1,188

(in thousands) Nine Months Ended September 30, 2025	Community Banking Services	Holding Company	Eliminations	Consolidated
Depreciation and amortization	$2,905	$154	$0	$3,059
Amortization of operating lease right-of-use assets	1,185	0	0	1,185
Significant non-cash items:
Provision for credit losses	9,528	0	0	9,528
Change in cash surrender value of bank owned life insurance	2,262	0	0	2,262
Expenditures for long-lived assets	5,523	102	0	5,625

Below is a reconciliation of our reportable segment assets to CTBI’s consolidated total assets:

(in thousands)	September 30 2026	December 31 2025
Assets
Community banking services assets	$7,056,081	$6,677,134
Holding company assets	944,583	921,950
Elimination of subsidiary and parent cash and intercompany receivables	(3,641)	(3,706)
Elimination of investment in subsidiaries	(935,451)	(911,240)
Consolidated total assets	$7,061,572	$6,684,138

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

Our Business

Community Trust Bancorp, Inc. (“CTBI”) is a bank holding company headquartered in Pikeville, Kentucky.  Currently, we own one commercial bank, Community Trust Bank, Inc. (“CTB”) and one trust company, Community Trust and Investment Company.  Through our subsidiaries, we have seventy-eight banking locations in eastern, northern, northeastern, central, and south central Kentucky, southern West Virginia, and northeastern Tennessee, four trust offices across Kentucky, and one trust office in northeastern Tennessee.  At September 30, 2026, we had total consolidated assets of $7.1 billion and total consolidated deposits, including repurchase agreements, of $6.0 billion.  Total shareholders’ equity at September 30, 2026 was $877.3 million.  Trust assets under management at September 30, 2026 were $4.5 billion, including CTB’s investment portfolio totaling $1.1 billion.

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

Results of Operations and Financial Condition

We reported earnings for the third quarter 2026 of $25.9 million, or $1.43 per basic share, compared to $29.6 million, or $1.64 per basic share, earned during the second quarter 2026 and $23.9 million, or $1.33 per basic share, earned during the third quarter 2025.  Total revenue for the quarter was $1.2 million above prior quarter and $8.2 million above prior year same quarter.  Net interest income for the quarter increased $0.2 million compared to prior quarter and $5.5 million compared to prior year same quarter, and noninterest income increased $1.0 million compared to prior quarter and $2.7 million compared to prior year same quarter.  Our provision for credit losses for the quarter increased $6.4 million from prior quarter and $5.3 million from prior year same quarter.  Noninterest expense decreased $0.9 million compared to prior quarter and $0.3 million compared to prior year same quarter.  Earnings for the nine months ended September 30, 2026 were $82.7 million, or $4.58 per basic share, compared to $70.8 million, or $3.93 per basic share, for the same period prior year.

Quarterly Highlights

❖
Net interest income for the quarter of $61.1 million was $0.2 million, or 0.3%, above prior quarter and $5.5 million, or 9.9%, above prior year same quarter, as our net interest margin decreased 17 basis points from prior quarter but increased 3 basis points from prior year same quarter.

❖	Provision for credit losses at $9.2 million for the quarter increased $6.4 million from prior quarter and $5.3 million from prior year same quarter.

❖	Noninterest income for the quarter of $18.6 million was $1.0 million, or 6.0%, above prior quarter and $2.7 million, or 16.9%, above prior year same quarter.

❖	Noninterest expense for the quarter of $36.5 million was $0.9 million, or 2.4%, below prior quarter and $0.3 million, or 0.7%, below prior year same quarter.

❖	Our loan portfolio at $5.3 billion increased $177.9 million, an annualized 13.8%, for the quarter and $407.9 million, or 8.3%, from December 31, 2025.

❖
We had net loan charge-offs of $6.6 million, an annualized 0.50% of average loans, for the quarter compared to $0.9 million, an annualized 0.07% of average loans, for prior quarter and $2.7 million, an annualized 0.23% of average loans, for the third quarter 2025.

❖
Our total nonperforming loans at $22.5 million at September 30, 2026 decreased $7.3 million for the quarter but increased $3.3 million from December 31, 2025.  Nonperforming assets at $27.7 million decreased $5.6 million for the quarter but increased $5.5 million from December 31, 2025.

❖	Deposits, including repurchase agreements, at $6.0 billion increased $86.1 million, an annualized 5.7%, for the quarter and $343.1 million, or 6.0%, from December 31, 2025.

❖	Shareholders’ equity at $877.3 million decreased $14.5 million, an annualized 6.4%, for the quarter but increased $21.3 million, or 2.5%, from December 31, 2025.

Income Statement Review

Nine Months Ended September 30			Change
($ in thousands)	2026	2025	Amount	Percent
Net interest income	$180,727	$160,861	$19,866	12.3%
Provision for credit losses	14,253	9,528	4,725	49.6
Noninterest income	51,661	47,014	4,647	9.9
Noninterest expense	110,387	106,615	3,772	3.5
Income taxes	25,043	20,950	4,093	19.5
Net income	$82,705	$70,782	$11,923	16.8%

Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

	Three Months Ended
	September 30, 2026			September 30, 2025
($ in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$5,175,712	$82,541	6.33%	$4,736,104	$77,799	6.52%
Loans held for sale	65	2	12.21	194	7	14.32
Securities:
U.S. Treasury and agencies	869,097	7,114	3.25	707,479	4,156	2.33
Tax exempt state and political subdivisions (3)	85,436	687	3.19	97,935	813	3.29
Other securities	176,409	1,143	2.57	205,250	1,605	3.10
Federal Reserve Bank and Federal Home Loan Bank stock	12,540	168	5.32	10,581	190	7.16
Federal funds sold	76	1	5.22	261	3	4.56
Interest bearing deposits	383,550	3,494	3.61	391,229	4,260	4.32
Other investments	245	1	1.62	245	1	1.62
Investment in unconsolidated subsidiaries	1,855	26	5.56	1,856	29	6.20
Total earning assets	$6,704,985	$95,177	5.63%	$6,151,134	$88,863	5.73%
Allowance for credit losses	(63,436)			(58,150)
Total earning assets, net of allowance for credit losses	6,641,549			6,092,984
Nonearning assets:
Cash and due from banks	59,798			56,847
Premises and equipment and right of use assets, net	68,034			67,848
Other assets	280,400			270,138
Total assets	$7,049,781			$6,487,817

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,610,626	$13,354	2.03%	$2,483,470	$14,478	2.31%
Time deposits	1,850,620	16,886	3.62	1,542,244	14,907	3.83
Repurchase agreements and federal funds purchased	302,012	2,660	3.49	259,571	2,621	4.01
Advances from Federal Home Loan Bank	1,367	11	3.19	301	0	0.00
Long-term debt	63,635	870	5.42	63,872	950	5.90
Finance lease liabilities	4,487	56	4.95	3,855	52	5.35
Total interest bearing liabilities	$4,832,747	$33,837	2.78%	$4,353,313	$33,008	3.01%

Noninterest bearing liabilities:
Demand deposits	1,246,521			1,247,455
Other liabilities	76,242			64,033
Total liabilities	6,155,510			5,664,801

Shareholders’ equity	894,271			823,016
Total liabilities and shareholders’ equity	$7,049,781			$6,487,817

Net interest income, tax equivalent		$61,340			$55,855
Less tax equivalent interest income		284			301
Net interest income		$61,056			$55,554
Net interest spread			2.85%			2.72%
Benefit of interest free funding			0.78			0.88
Net interest margin			3.63%			3.60%

(1) Interest includes fees on loans of $0.6 million and $0.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
(2) Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3) Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

	Nine Months Ended
	September 30, 2026			September 30, 2025
($ in thousands)	Average Balances	Interest	Average Rate	Average Balances	Interest	Average Rate
Earning assets:
Loans (1)(2)(3)	$5,054,596	$240,943	6.37%	$4,646,475	$226,501	6.52%
Loans held for sale	100	10	13.37	142	16	15.06
Securities:
U.S. Treasury and agencies	830,724	18,618	3.00	714,525	12,226	2.29
Tax exempt state and political subdivisions (3)	94,363	2,250	3.19	98,008	2,452	3.34
Other securities	186,349	3,675	2.64	209,683	5,020	3.20
Federal Reserve Bank and Federal Home Loan Bank stock	10,990	508	6.18	10,251	559	7.29
Federal funds sold	128	4	4.18	163	5	4.10
Interest bearing deposits	320,966	8,701	3.62	313,868	10,174	4.33
Other investments	245	4	2.18	245	4	2.18
Investment in unconsolidated subsidiaries	1,854	78	5.62	1,856	87	6.27
Total earning assets	$6,500,315	$274,791	5.65%	$5,995,216	$257,044	5.73%
Allowance for credit losses	(61,975)			(56,889)
Total earning assets, net of allowance for credit losses	6,438,340			5,938,327
Nonearning assets:
Cash and due from banks	63,541			56,077
Premises and equipment and right of use assets, net	68,228			66,579
Other assets	276,814			266,201
Total assets	$6,846,923			$6,327,184

Interest bearing liabilities:
Deposits:
Savings and demand deposits	$2,606,741	$38,262	1.96%	$2,485,324	$43,606	2.35%
Time deposits	1,670,697	44,264	3.54	1,440,460	41,407	3.84
Repurchase agreements and federal funds purchased	300,976	7,851	3.49	242,601	7,291	4.02
Advances from Federal Home Loan Bank	651	11	2.26	672	13	2.59
Long-term debt	63,695	2,607	5.47	63,930	2,877	6.02
Finance lease liabilities	4,489	164	4.88	3,579	132	4.93
Total interest bearing liabilities	$4,647,249	$93,159	2.68%	$4,236,566	$95,326	3.01%

Noninterest bearing liabilities:
Demand deposits	1,245,102			1,232,161
Other liabilities	69,526			59,461
Total liabilities	5,961,877			5,528,188

Shareholders’ equity	885,046			798,996
Total liabilities and shareholders’ equity	$6,846,923			$6,327,184

Net interest income, tax equivalent		$181,632			$161,718
Less tax equivalent interest income		905			857
Net interest income		$180,727			$160,861
Net interest spread			2.97%			2.72%
Benefit of interest free funding			0.77			0.89
Net interest margin			3.74%			3.61%

(1)	Interest includes fees on loans of $1.7 million for each of the nine months ended September 30, 2026 and September 30, 2025.
(2)	Loan balances include deferred loan origination costs and principal balances on nonaccrual loans.
(3)	Tax exempt income on securities and loans is reported on a fully taxable equivalent basis using a 24.95% rate.

Net Interest Differential

The following tables illustrate the approximate effect of volume and rate changes on net interest differentials.

Three Months Ended September 30	Total Change	Change Due to
(in thousands)	2026/2025	Volume	Rate
Interest income:
Loans	$4,742	$111,143	$(106,401)
Loans held for sale	(5)	(82)	77
U.S. Treasury and agencies	2,958	17,104	(14,146)
Tax exempt state and political subdivisions	(126)	(1,674)	1,548
Other securities	(462)	(3,824)	3,362
Federal Reserve Bank and Federal Home Loan Bank stock	(22)	494	(516)
Federal funds sold	(2)	(29)	27
Interest bearing deposits	(766)	(1,339)	573
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(3)	0	(3)
Total interest income	6,314	121,793	(115,479)

Interest expense:
Savings and demand deposits	(1,124)	11,247	(12,371)
Time deposits	1,979	44,864	(42,885)
Repurchase agreements and federal funds purchased	39	6,262	(6,223)
Advances from Federal Home Loan Bank	11	0	11
Long-term debt	(80)	(56)	(24)
Finance lease liabilities	4	127	(123)
Total interest expense	829	62,444	(61,615)

Net interest income	$5,485	$59,349	$(53,864)

Nine Months Ended September 30	Total Change	Change Due to
(in thousands)	2026/2025	Volume	Rate
Interest income:
Loans	$14,442	$103,663	$(89,221)
Loans held for sale	(6)	(27)	21
U.S. Treasury and agencies	6,392	11,671	(5,279)
Tax exempt state and political subdivisions	(202)	(494)	292
Other securities	(1,345)	(3,165)	1,820
Federal Reserve Bank and Federal Home Loan Bank stock	(51)	203	(254)
Federal funds sold	(1)	(6)	5
Interest bearing deposits	(1,473)	1,196	(2,669)
Other investments	0	0	0
Investment in unconsolidated subsidiaries	(9)	0	(9)
Total interest income	17,747	113,041	(95,294)

Interest expense:
Savings and demand deposits	(5,344)	10,875	(16,219)
Time deposits	2,857	33,261	(30,404)
Repurchase agreements and federal funds purchased	560	8,512	(7,952)
Advances from Federal Home Loan Bank	(2)	(2)	0
Long-term debt	(270)	(56)	(214)
Finance lease liabilities	32	176	(144)
Total interest expense	(2,167)	52,766	(54,933)

Net interest income	$19,914	$60,275	$(40,361)

For purposes of the above tables, changes which are due to both rate and volume are allocated based on a percentage basis, using the absolute values of rate and volume variance as a basis for percentages.  Income is stated at a fully taxable equivalent basis, using a 24.95% tax rate.

Net interest income for the quarter of $61.1 million was $0.2 million, or 0.3%, above prior quarter and $5.5 million, or 9.9%, above prior year same quarter, as our net interest margin, on a fully tax equivalent basis, decreased 17 basis points from prior quarter but increased 3 basis points from prior year same quarter.  Our quarterly average earning assets increased $240.5 million, an annualized 3.7%, from prior quarter and $553.9 million, or 9.0%, from prior year same quarter.  Our yield on average earning assets decreased 5 basis points from prior quarter and 10 basis points from prior year same quarter, while our cost of funds increased 14 basis points from prior quarter but decreased 23 basis points from prior year same quarter.  Our ratio of average loans to deposits, including repurchase agreements, for the quarter was 86.2% compared to 87.2% for prior quarter and 85.6% for same quarter prior year.  Net interest income for the nine months ended September 30, 2026 at $180.7 million was $19.9 million, or 12.3%, above same period prior year.

Provision for Credit Losses

Our provision for credit losses at $9.2 million for the quarter increased $6.4 million from prior quarter and $5.3 million from prior year same quarter.  Of the provision for the quarter, $8.6 million was attributable to the allowance for credit losses, with an additional expense of $0.6 million recognized in the provision for unfunded commitments.  The increase in the provision was the result of the increase in net charge-offs during the quarter in addition to the significant loan growth we experienced during the first nine months of this year.  Provision for credit losses for the nine months ended September 30, 2026 at $14.3 million was $4.7 million above same period prior year.

Noninterest Income

				Percent Change
				3Q 2026 Compared to:
($ in thousands)	3Q 2026	2Q 2026	3Q 2025	2Q 2026	3Q 2025	YTD 2026	YTD 2025	Percent Change
Deposit related fees	$8,579	$7,657	$8,131	12.0%	5.5%	$23,391	$22,303	4.9%
Trust and wealth management income	4,885	4,724	4,277	3.4%	14.2%	14,071	12,350	13.9%
Gains on sales of loans	33	61	89	(46.2)%	(63.5)%	145	213	(31.8)%
Loan related fees	1,268	1,146	897	10.7%	41.3%	3,453	3,111	11.0%
Bank owned life insurance revenue	1,227	1,188	1,144	3.2%	7.3%	4,129	3,281	25.9%
Brokerage revenue	727	528	588	37.8%	23.6%	1,775	1,608	10.4%
Other	1,929	2,295	820	(16.0)%	135.2%	4,697	4,148	13.2%
Total noninterest income	$18,648	$17,599	$15,946	6.0%	16.9%	$51,661	$47,014	9.9%

Noninterest income for the quarter of $18.6 million was $1.0 million, or 6.0%, above prior quarter and $2.7 million, or 16.9%, above prior year same quarter.  The variance quarter over quarter was primarily the result of a $0.9 million increase in deposit related fees.  Increases in trust and wealth management income ($0.2 million) and brokerage revenue ($0.2 million) were offset by a $0.4 million decline in net securities gains, included in Other in the table above.  Year over year increases for the quarter included net securities gains ($1.0 million), trust and wealth management income ($0.6 million), deposit related fees ($0.4 million), and loan related fees ($0.4 million).  The variances in securities gains resulted primarily from changes in the valuation of our equity securities.  Noninterest income for the nine months ended September 30, 2026 of $51.7 million was $4.6 million, or 9.9%, above prior year same period.

Noninterest Expense

				Percent Change
				3Q 2026 Compared to:
($ in thousands)	3Q 2026	2Q 2026	3Q 2025	2Q 2026	3Q 2025	YTD 2026	YTD 2025	Percent Change
Salaries	$14,252	$13,923	$13,913	2.4%	2.4%	$41,804	$40,849	2.3%
Employee benefits	7,491	9,297	7,861	(19.4)%	(4.7)%	25,264	22,697	11.3%
Net occupancy and equipment	3,489	3,367	3,261	3.6%	7.0%	10,555	9,873	6.9%
Data processing	3,077	2,851	3,575	7.9%	(13.9)%	8,883	9,760	(9.0)%
Legal and professional fees	1,277	1,084	1,045	17.8%	22.1%	3,525	3,271	7.8%
Advertising and marketing	907	841	953	7.9%	(4.8)%	2,448	2,391	2.4%
Taxes other than property and payroll	667	619	564	7.9%	18.3%	1,903	1,666	14.2%
Other	5,320	5,388	5,572	(1.3)%	(4.5)%	16,005	16,108	(0.6)%
Total noninterest expense	$36,480	$37,370	$36,744	(2.4)%	(0.7)%	$110,387	$106,615	3.5%

Noninterest expense for the quarter of $36.5 million was $0.9 million, or 2.4%, below prior quarter and $0.3 million, or 0.7%, below prior year same quarter.  The quarter over quarter decrease primarily resulted from a $1.7 million decrease in the cost of our group medical and life insurance, included in employee benefits, partially offset by increases in salaries ($0.3 million), data processing expense ($0.2 million), and legal and professional fees ($0.2 million).  The year over year decrease for the quarter primarily resulted from a $0.5 million decrease in data processing expense offset by a $0.2 million increase in legal fees.  The decrease in the cost of group medical and life insurance year over year was offset by increases in salaries and bonuses.  Noninterest expense for the nine months ended September 30, 2026 of $110.4 million was $3.8 million, or 3.5%, above prior year same period.

Balance Sheet Review

CTBI’s total assets at $7.1 billion increased $72.2 million, or 4.1% annualized, for the quarter and $377.4 million, or 7.5% annualized, from December 31, 2025.  Loans outstanding at $5.3 billion increased $177.9 million, an annualized 13.8%, for the quarter and $407.9 million, or 11.1% annualized, from December 31, 2025.  The increase in loans for the quarter included a $80.9 million increase in the commercial loan portfolio, a $53.0 million increase in the residential loan portfolio, a $46.8 million increase in the consumer indirect loan portfolio, partially offset by a $2.8 million decrease in the consumer direct loan portfolio.  CTBI’s investment portfolio at $1.1 billion increased $60.1 million, an annualized 22.6%, for the quarter but decreased $9.5 million, or 1.1% annualized, from December 31, 2025.  Deposits in other banks decreased $178.1 million for the quarter and $28.4 million from December 31, 2025.

Loans

($ in thousands)	September 30, 2026
Loan Category	Balance	Variance from Prior Year-End	Net (Charge- Offs)/ Recoveries	Nonperforming	ACL
Commercial:
Hotel/motel	$539,287	8.3%	$0	$0	$7,165
Commercial real estate residential	633,648	9.1%	8	3,040	6,727
Commercial real estate nonresidential	1,061,605	10.6%	(65)	4,939	12,300
Dealer floorplans	65,924	(21.3)%	0	0	561
Commercial other	377,996	1.8%	(5,674)	1,716	3,541
Total commercial	2,678,460	7.4%	(5,731)	9,695	30,294

Residential:
Real estate mortgage	1,336,242	10.7%	(219)	11,166	16,828
Home equity	201,192	7.7%	(12)	907	1,362
Total residential	1,537,434	10.3%	(231)	12,073	18,190

Consumer:
Consumer direct	137,045	(5.9)%	(631)	28	1,698
Consumer indirect	949,929	10.1%	(2,194)	691	14,877
Total consumer	1,086,974	7.8%	(2,825)	719	16,575

Total loans	$5,302,868	8.3%	$(8,787)	$22,487	$65,059

Total Deposits and Repurchase Agreements

				Percent Change 3Q 2026 Compared to:
($ in thousands)	3Q 2026	2Q 2026	3Q 2025	2Q 2026	3Q 2025
Noninterest bearing deposits	$1,254,885	$1,259,364	$1,248,573	(0.4)%	0.5%
Interest bearing deposits
Interest checking	193,714	188,978	194,327	2.5%	(0.3)%
Money market savings	1,862,607	1,963,115	1,815,111	(5.1)%	2.6%
Savings accounts	488,796	497,390	501,189	(1.7)%	(2.5)%
Time deposits	1,889,887	1,748,916	1,626,261	8.1%	16.2%
Repurchase agreements	351,105	297,094	284,863	18.2%	23.3%
Total interest bearing deposits and repurchase agreements	4,786,109	4,695,493	4,421,751	1.9%	8.2%
Total deposits and repurchase agreements	$6,040,994	$5,954,857	$5,670,324	1.4%	6.5%

Deposits, including repurchase agreements, at $6.0 billion increased $86.1 million, an annualized 5.7%, for the quarter and $343.1 million, or 8.1% annualized, from December 31, 2025.  CTBI is not dependent on any one customer or group of customers for its source of deposits.  As of September 30, 2026, two customers accounted for over 3% each (3.8% and 3.7%) of our $5.7 billion in deposits.  Only these two customer relationships accounted for more than 1% each of our deposits.

Deposit Maturities

Maturities of uninsured certificates of deposit and other time deposits are presented below:

	Maturities by Period at September 30, 2026
(in thousands)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years
Uninsured certificates of deposits and other time deposits greater than $250,000	$592,814	$569,025	$19,259	$2,444	$952	$1,134	$0

As of September 30, 2026, we had approximately $1.6 billion in uninsured deposits.  CTBI has no brokered deposits.

Shareholders’ equity at $877.3 million decreased $14.5 million, an annualized 6.4%, for the quarter but increased $21.3 million, or 3.3% annualized, from December 31, 2025.  Net unrealized losses on securities, net of deferred taxes, were $96.7 million at September 30, 2026, compared to $68.4 million at June 30, 2026 and $64.8 million at December 31, 2025.

Asset Quality

Our total nonperforming loans at $22.5 million at September 30, 2026 decreased $7.3 million for the quarter but increased $3.3 million from December 31, 2025.  Nonaccrual loans at $9.5 million decreased $1.3 million from prior quarter but increased $0.9 million from December 31, 2025.  Accruing loans 90+ days past due at $13.0 million decreased $5.9 million from prior quarter but increased $2.4 million from December 31, 2025.  Accruing loans 30-89 days past due at $23.1 million increased $2.8 million from prior quarter and $3.0 million from December 31, 2025.  Our loan portfolio management processes focus on the immediate identification, management, and resolution of problem loans to maximize recovery and minimize loss.  Our loan portfolio risk management processes include weekly delinquent loan review meetings at the market levels and monthly delinquent loan review meetings involving senior corporate management to review all nonaccrual loans and loans 30 days or more past due.  Any activity regarding a criticized/classified loan (i.e. problem loan) must be approved by CTB’s Watch List Asset Committee (i.e. Problem Loan Committee).  CTB’s Watch List Asset Committee also meets on a quarterly basis and reviews every criticized/classified loan of $100,000 or greater.  CTB’s Loan Portfolio Risk Management Committee also meets quarterly focusing on the overall asset quality and risk metrics of the loan portfolio.  We also have a Loan Review Department that reviews every market within CTB annually and performs extensive testing of the loan portfolio to assure the accuracy of loan grades and classifications for delinquency, loan modifications for borrowers experiencing financial difficulty, nonaccrual status, and adequate loan loss reserves.  The Loan Review Department has annually reviewed on average 97% of the outstanding commercial loan portfolio for the past three years.  The average annual review percentage of the consumer and residential loan portfolio for the past three years was 82% based on the loan production during the number of months included in the review scope.  The review scope is generally four to six months of production.  CTBI generally does not offer high risk loans such as option ARM products, high loan to value ratio mortgages, interest-only loans, loans with initial teaser rates, or loans with negative amortizations, and therefore, CTBI would have no significant exposure to these products.  For further information regarding nonperforming loans, see Note 3 to the condensed consolidated financial statements contained herein.

We had net loan charge-offs of $6.6 million, an annualized 0.50% of average loans, for the quarter compared to $0.9 million, an annualized 0.07% of average loans, for prior quarter and $2.7 million, an annualized 0.23% of average loans, for the third quarter 2025.  The increase in net loan charge-offs was primarily attributable to an $8.7 million commercial relationship previously reported as an accruing loan 90+ days past due and in the process of collection.  At June 30, 2026, management's analysis suggested that this loan was well secured.  During September, the collateral was sold at auction, and we received a significantly lower amount at bid, resulting in a $4.3 million charge-off.  Of the net charge-offs for the quarter, $5.0 million were in commercial loans, $1.3 million were in consumer indirect loans, and $0.3 million were in consumer direct loans.  Net loan charge-offs for the nine months ended September 30, 2026 were $8.8 million, or an annualized 0.23% of average loans, compared to $5.7 million, or an annualized 0.16% of average loans, for the same period prior year.

While our energy loans fall below our threshold for concentrations of 5% of Tier 1 capital plus ACL, we continue to monitor this concentration which totaled $19.3 million as of September 30, 2026.  Of that total, only one $26.0 thousand loan was 30-89 days past due.  Our energy loan concentration is comprised of 98.7% pass graded loans.  We have commitments to extend additional credit to loans in this concentration totaling $37.7 million.

Allowance for Credit Losses

Our reserve coverage (allowance for credit losses to nonperforming loans) at September 30, 2026 was 289.3% compared to 314.0% at December 31, 2025 and 239.5% at September 30, 2025.  Nonaccrual loans to totals loans was 0.18% at September 30, 2026 compared to 0.02% at December 31, 2025.  The allowance for credit losses to nonaccrual loans was 687.4% at September 30, 2026 compared to 704.6% at December 31, 2025.  Our allowance for credit losses as a percentage of total loans outstanding at September 30, 2026 remained at 1.23% from December 31, 2025 and September 30, 2025.  The table below shows the changes in components of the allowance for credit losses during the three months ended September 30, 2026:

(in thousands)
Beginning balance, July 1, 2026	$63,001
New loan volume	6,146
Changes in existing loan balances	(882)
Loan exiting	(2,969)
Historical loss rate	(381)
Qualitative factors	240
Other changes	(96)
Ending balance, September 30, 2026	$65,059

See Note 3 to our condensed consolidated financial statements contained herein for additional information regarding our allowance for credit losses.

Dividends

The following schedule shows the quarterly cash dividends paid for the past six quarters:

Pay Date	Record Date	Amount Per Share
October 1, 2026*	September 15, 2026	$0.71
July 1, 2026	June 15, 2026	$0.53
April 1, 2026	March 15, 2026	$0.53
January 1, 2026	December 15, 2025	$0.53
October 1, 2025	September 15, 2025	$0.53
July 1, 2025	June 15, 2025	$0.47

*The October 1, 2026 distribution reflected a $0.12 per share increase in the regular quarterly dividend alongside a special cash dividend of $0.06 per share.

Liquidity and Market Risk

The objective of CTBI’s Asset/Liability management function is to maintain consistent growth in net interest income within our policy limits. This objective is accomplished through management of our consolidated balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates, and customer preferences. The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or deposit withdrawals. This is accomplished by maintaining liquid assets in the form of cash and cash equivalents and investment securities, sufficient unused borrowing capacity, and growth in core deposits.  As of September 30, 2026, we had approximately $331.6 million in cash and cash equivalents and approximately $180.3 million in unpledged securities valued at estimated fair value designated as available-for-sale and available to meet liquidity needs on a continuing basis compared to $363.7 million and $174.7 million, respectively, at December 31, 2025.  Additional asset-driven liquidity is provided by the remainder of the securities portfolio and the repayment of loans.  In addition to core deposit funding, we also have a variety of other short-term and long-term funding sources available.  We also rely on Federal Home Loan Bank advances for both liquidity and management of our asset/liability position.  Federal Home Loan Bank advances were $0.3 million at September 30, 2026 and December 31, 2025.  As of September 30, 2026, we had a $553.6 million available borrowing position with the Federal Home Loan Bank, compared to $546.9 million at December 31, 2025.  We generally rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash for our investing activities.  As is typical of many financial institutions, significant financing activities include deposit gathering, use of short-term borrowing facilities such as repurchase agreements and federal funds purchased, and issuance of long-term debt.  At September 30, 2026 and December 31, 2025, we had $50 million in lines of credit with various correspondent banks available to meet any future cash needs.  Our primary investing activities include purchases of securities and loan originations.  We do not rely on any one source of liquidity and manage availability in response to changing consolidated balance sheet needs.  Included in our cash and cash equivalents at September 30, 2026 were deposits with the Federal Reserve of $262.4 million, compared to $288.1 million at December 31, 2025.  Additionally, we project cash flows from our investment portfolio to generate additional liquidity over the next 90 days.

The investment portfolio consists of investment grade short-term issues suitable for bank investments.  The majority of the investment portfolio is in U.S. government and government sponsored agency issuances.  At September 30, 2026, available-for-sale (“AFS”) securities comprised 99.5% of the total investment portfolio, and the AFS portfolio was 127% of equity capital.  Eighty-five percent of the pledge-eligible portfolio was pledged.

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

Capital Resources

We continue to grow our shareholders’ equity while also providing an annual dividend yield to shareholders for the quarter ended September 30, 2026 of 3.83%.  Shareholders’ equity decreased 1.6% for the quarter but increased 2.5% from December 31, 2025.  Our primary source of capital growth is the retention of earnings.  Cash dividends were $1.77 per share for the first nine months of 2026 compared to $1.47 per share for the first nine months of 2025.  We retained 61.4% of our earnings for the nine months ended September 30, 2026 compared to 62.6% for the nine months ended September 30, 2025.

Insured depository institutions are required to meet certain capital level requirements.  Management elected to use the community bank leverage ratio (“CBLR”) framework for CTBI and CTB.  The CBLR is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings.  A CBLR greater than 9% is considered to have met: (i) the risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; and (iii) any other applicable capital or leverage requirements.  CTBI’s CBLR as of September 30, 2026 was 13.60%.  CTB’s CBLR as of September 30, 2026 was 13.20%.

As of September 30, 2026, we are not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on our liquidity, capital resources, or operations.

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

Stock Repurchase Program

CTBI’s stock repurchase program began in December 1998 with the authorization to acquire up to 500,000 shares and was increased by an additional 1,000,000 shares in each of July 2000, May 2003, and March 2020.  As of September 30, 2026, a total of 2,465,294 shares have been repurchased through this program, leaving 1,034,706 shares remaining under our current repurchase authorization.

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

Allowance for Credit Losses – We disaggregate our portfolio loans into portfolio segments for purposes of determining the ACL.  Our loan portfolio segments include commercial, residential mortgage, and consumer.  We further disaggregate our portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics.  For an analysis of CTBI’s ACL by portfolio segment and credit quality information by class, refer to Note 3 to the condensed consolidated financial statements contained herein. There have been no material changes to significant assumptions, forecast periods, reversion approach, or estimation from prior year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits.  CTBI uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates.  Given a 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income for CTBI would increase by 4.16% over one year and 7.70% over two years.  A 200 basis point decrease in the yield curve would decrease net interest income by an estimated 3.14% over one year and 5.06% over two years.  For further discussion of CTBI’s market risk, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk included in the annual report on Form 10-K for the year ended December 31, 2025.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CTBI’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2026, an evaluation was carried out by CTBI’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management concluded that disclosure controls and procedures as of September 30, 2026 were effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in CTBI’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, CTBI’s internal control over financial reporting.

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

(c) Insider trading arrangements

During the three months ended September 30, 2026, no director or officer of CTBI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMUNITY TRUST BANCORP, INC.

Date: November 6, 2026	By:

/s/ Mark A. Gooch
Mark A. Gooch
Chairman, President, and Chief Executive Officer

/s/ Kevin J. Stumbo
Kevin J. Stumbo
Executive Vice President, Chief Financial Officer,
and Treasurer